Form 10-K
period 1996-12-31
CA SHORT CO
filed 1997-03-28
CIK 1026792

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  For the fiscal year ended December 31, 1996
                         Commission File Number 0-21717

                                CA Short Company
             (Exact Name of Registrant as specified in its charter)


      Delaware                                      56-0526145
------------------------------               --------------------
(State or other jurisdiction of               (I.R.S. Employer
Incorporation or organization)                 Identification No.)


            4205 East Dixon Boulevard, Shelby, North Carolina 28150
            -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (704)482-9591
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X      NO    .
                                       ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of March 21, 1997 was $2,430,964 (computed by reference to the average bid and asked prices of such shares on such date).

Number of Common Shares, each with $0.01 par value, of the Registrant outstanding as of March 21, 1997: 929,103 Common Shares.

                                     PART I

ITEM 1.  BUSINESS.



GENERAL

     CA Short Company (the "Company") was formed as a North Carolina corporation in 1950. Pages, Inc, a Delaware Corporation ("Pages"), acquired all of the issued and outstanding common stock of the Company in February, 1990. In November, 1996, the Company reincorporated in the State of Delaware by merging into Clyde A. Short Incorporated, a Delaware corporation which was the surviving corporation in the merger and which, in conjunction with the merger, changed its name to CA Short Company. Effective at the close of business on December 31, 1996, Pages distributed all of the Company's common stock $.01 par value ("common stock") to its shareholders. The Company's Common Stock is traded on the NASD OTC Bulletin Board Service under the symbol "CASC".

     The Company creates, markets, and administers recognition programs which address specific needs in associate recognition. Programs offered by the Company include safety, years of service recognition, and a host of other programs using merchandise and jewelry as the principal means for the reinforcement of associate behavior. The common objective of all the Company's programs is to increase associate productivity through recognition, to create a critical link between performance and the client's overall business objectives.

     The Company begins a typical assignment by determining realistic performance goals and establishing an appropriate budget. Next, the Company and the client select from one of the industry's largest selections of merchandise and jewelry, carefully matching the Company's programs with the demographic composition of the Company's clients. The Company is, to the best of the Company's knowledge, the only company in the recognition industry that has no product bias with regard to the type of items incorporated in the client's programs. This distinctive competitive advantage allows the Company to build custom programs with flexibility and allows the client to choose items their associates truly value. Upon approval, the Company publishes and distributes all materials (including appealing, full color catalogues and brochures) necessary to execute the program. As the client's associates become eligible to receive awards, the Company processes their requests and, in most cases, ships the items directly to the associates from the Company's distribution center in Shelby, North Carolina. The Company then invoices the client as the items are shipped.

THE BUSINESS

     The Company's programs fall into two broad categories; length of service, and safety incentive and recognition. They include safety, sales incentive, quality control, production, service recognition, attendance, birthday, and corporate holiday gift programs. Virtually every program employs general merchandise or jewelry, or both, depending on the clients' needs. The common objective of all of the Company's programs is to design a custom program to satisfy these specific needs.

     Over the past three years, the recognition programs industry has changed significantly, requiring the Company to redefine its strategies, focus on specific product lines, and exploit certain niches within its market. The Company has made adjustments to accommodate changes in its industry, including the installment of a total quality management program, the development of a strategic marketing group, the implementation of an aggressive cash management program, and the development of new core capabilities necessary to promote growth. The Company believes that with intense marketing and the employment of a skilled, well-managed field sales organization, the Company will be able to increase the brand recognition of its products and increase its penetration into specific markets.

YEARS OF SERVICE RECOGNITION PROGRAMS

     Most business people agree that their greatest challenge is attracting and retaining competent people. Most business people also agree that recognition is perhaps the single most important element in retaining these precious resources. As companies downsize, re-engineer and reorganize they are realizing that in order to retain market share and increase shareholder value they must take care of their most valuable assets - their human assets and earn their loyalty back. In the past, there was a deeply ingrained corporate paradigm stating "longevity-equals-seniority". For decades, years of service awards programs were designed to reinforce this paradigm.

     Today, the paradigm has changed to "longevity-equals-individual performance". Companies are leaner, and management must constantly balance the contemporary reality of achieving more with less. In order for an associate to endure the period between recognition periods they must perform and perform well. With this in mind the entire recognition industry is changing. Different types of programs are required to maintain the same levels of recognition. The Company helps its clients develop their own custom program with this new paradigm in mind. The Company, having no "product bias", is able to truly listen to the client and deliver exactly what the client's associates want. The Company's goal is to increase the "Recognitional Impact"(TM) of each of its clients.

SAFETY AWARENESS/INCENTIVE AND RECOGNITION PROGRAMS

     Accidents in the workplace injure thousands of workers each year and cost billions of dollars in worker's compensation premiums, health care costs, and lost productivity. The Company designs, implements and administers safety programs to reduce the direct and indirect costs associated with accidents or lack of safety awareness. Coupled with worker safety training and work place safety initiatives, safety incentive and recognition programs have proven to be an essential contributor to overall safety awareness. By increasing awareness and recognizing those in the workplace who have safe work habits, the successful clients can achieve huge returns on their incentive investments. Because each client has its own unique set of safety concerns, the Company designs each safety awareness and recognition program to meet the specific needs and goals of the client. A typical safety program would grant an award for each recipient who met the client's specific goal. As a consequence of the present regulatory environment, clients are placing increasing emphasis on safety and the Company has received a number of client testimonials regarding the efficiency of the safety programs it has designed. The Company's market share of this industry is minimal.

OTHER PROGRAMS

     The Company utilizes its reputation in both outstanding merchandise selection and the timely delivery of such merchandise to design, administer and fulfill numerous types of customer specific programs for its clients. These ancillary programs include attendance, holiday, birthday, sales incentives, and generic points programs that add incremental revenue without diluting the Company's focus on its core businesses. In developing close ties with the Company's clients many opportunities for these types of programs become apparent. The Company intends to continue to work in these ancillary markets as long as its client's needs demand its services.

MERCHANDISE SELECTION AND BROCHURES

     The Company markets its merchandise and jewelry in full-color catalogs and brochures. All are designed and produced in-house by the Company's marketing group. The merchandise offered by the Company includes the most popular items found in a cross section of America's most popular department stores and mail order catalogs, including branded consumer electronics, housewares, hardware, lawn and garden merchandise, sporting goods, costume jewelry, manufactured fine jewelry, porcelain and fine crystals. The Company monitors the quality and increases the value perception of its programs by including name brand products such as, Sony, RCA, Waterford, Lladro, Howard Miller and Hamilton. Unlike its competitors in the service award business which bear the financial burden and lack of flexibility ascribed to some manufacturing environments, the Company has no "product bias," allowing it to find the most reasonably priced, highest quality supplier of merchandise for its programs. The items are separated into various price levels thus allowing the client to select price levels which fit their budget. The items in each of the price levels selected by the client are presented to associates in separate brochures corresponding to the applicable award level. The selection of merchandise within each price level is carefully chosen to appeal to a wide segment of the industry workforce. Products are grouped by the Company within a particular price level based on the Company's determination of the relative value of all merchandise offered by the Company, rather than on the Company's cost of those items. This results in different markups over the Company's cost for each item, and greatly reduces, and in some cases eliminates, costs associated with product obsolescence.

SALES AND MARKETING

     The Company has redefined the way in which it goes to market. It has made a transition from independent sales reps to full-time company associates. Further, the Company has clearly defined and identified target prospects in strategic metropolitan statistical areas across the country. In addition to prospecting activities, the marketing and sales group has developed an aggressive account initiative involving account retention. This change in the Company's philosophy was needed due to a significant change in its mission: "To have the best trained, most responsive, performance based sales force in America". The
Company realized the existing sales force would never be able to take the Company to the next level of performance. In the past 18 months the Company has identified major markets and replaced 90% of its independent sales staff with employed full-time sales people. The Company has prepared for any short term ramifications by developing a fully staffed inside sales group to assist in regulating the change to an employed field sales group, and will utilize independent field representatives in special situations.

GROWTH STRATEGY

     The Company has divided the Country into specific territories. The territories were defined by existing accounts and target prospects within each area. Each territory is serviced by a full-time Company employed territory manager. Within each territory area the Company has segmented the potential clients into specific prospect groups based on size and type of program. Each prospect group will be marketed in the method proven most likely to engage the client. All territory managers receive intense training and are measured on a number of criteria including sales performance and territory market share penetration. For the first time in the Company's history the markets will be worked on a proactive, well planned, systematic basis and each territory manager's employment will be based on their individual performance and market penetration. The Company has also developed a state of the art marketing plan and strategy to exploit the changes in the markets which the Company sells.

COMPETITION

     The recognition industry includes two completely different markets which must be sold and managed individually. Both the safety incentive and recognition awards markets are highly fragmented. The years of service award market is approaching a billion dollar industry with three major competitors, O.C. Tanner, Jostens, and The Robbins Company which have combined annual sales of $400-$500 million. All three of these competitors are strong companies with large jewelry manufacturing facilities. The service award market is highly competitive. The safety recognition industry is estimated to be a billion dollar industry. The industry is also fragmented and there is no dominant player in this industry. The Company is not aware of any competitor in the safety industry possessing the same core competencies as the Company. The Company competes on the basis of program design, customer service, product quality, full program administration and flexibility.

EMPLOYEES

     As of March 10, 1997, the Company employed a total of 115 regular. employees. The number of seasonal employees fluctuated during 1996 from a high of 302 to a low of 9 due to the seasonal nature of the Company's business. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be excellent. As of March 10, 1997, the Company's health care plan covered 90 of its employees.

ITEM 2.   PROPERTIES.

                                                            OWNED
       LOCATION                USE               SIZE       LEASED
----------------------  ------------------  --------------  ------
Shelby, North Carolina  Warehouse & Office  134,000 sq.ft.  Owned

Kings Mountain,
 North Carolina         Warehouse           163,700 sq.ft.  Owned

These facilities are located in appropriately designed buildings which are kept in good repair. All of the properties owned by the Company are pledged to various lenders.

ITEM 3.      LEGAL PROCEEDINGS.


     The Company is not involved in any material pending legal proceedings, other than ordinary, routine litigation incidental to its business.



ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     On November 8, 1996, Pages, Inc., the Company's sole shareholder, approved the Company's Non-Employee Director Stock Option Plan, the Company's 1996 Incentive Stock Option Plan, and the merger with Clyde A. Short Incorporated, a Delaware corporation for the purpose of changing the Company's state of domicile from North Carolina to Delaware.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND
RELATED STOCKHOLDER MATTERS.

     The Company was a wholly-owned subsidiary of Pages, Inc. until Pages, Inc. distributed all of the shares of Company Common Stock to its shareholders, effective at the close of business on December 31, 1996. The distribution was made pursuant to a Securities and Exchange Commission no-action letter stating, among other things, that the Securities and Exchange Commission will not recommend enforcement action if the Common Stock is distributed without registration under the Securities Act of 1933.

     Effective January 14, 1997, the Company's Common Stock began trading on the NASD OTC Bulletin Board Service under the symbol "CASC".

     As of March 21, 1997, the Company had approximately 443 holders of record of its Common Stock.

     The Company anticipates that for the foreseeable future it will retain earnings in order to finance the expansion and development of its business, and no cash dividends will be paid on its Common Stock. The Loan Agreement between the Company and The Huntington National Bank (the "Loan Agreement") does not allow the Company to pay cash dividends which total in excess of $100,000 on its Common Stock and only then when the Company is not in default under the Loan Agreement.

ITEM 6.  SELECTED FINANCIAL DATA.

(In thousands, except per share data)




                                                      YEAR           YEAR               YEAR          YEAR         TEN MONTHS
                                                      ENDED          ENDED              ENDED         ENDED           ENDED
                                                   DECEMBER 31,   DECEMBER 31,       DECEMBER 31,  DECEMBER 31,    DECEMBER  31,
                                                  ----------------------------------------------------------------------------------
                                                       1996           1995              1994          1993           1992(1)
                                                  --------------  ----------------  ---------------- -------------- ----------------
STATEMENTS OF OPERATIONS
DATA:
Revenues                                               $  21,959      $  22,620         $ 25,158      $  28,909      $  17,889
Costs and expenses                                        22,542         23,296           25,635         28,759         17,952
                                                       ---------      ---------          -------      ---------      ---------
Income (loss) before income taxes and
  cumulative effect of change in accounting principle       (583)          (676)            (477)           150            (63)
(Provision) benefit for income taxes                         195            249              193            (57)          --
                                                       ---------      ---------           ------      ---------      ---------
Income (loss) before cumulative effect of
  change in accounting principle                            (388)          (427)            (284)            93            (63)
Cumulative effect of change in accounting
  principle, net of tax of $398                              597           --                --             --             --
                                                       ---------      ---------          -------      ---------      ---------
Net income (loss)                                      $     209      $    (427)        $   (284)     $      93      $     (63)
                                                       =========      =========         ========      =========      =========
PRO FORMA PER SHARE DATA:
Income (loss) before cumulative effect of change in
  accounting principle                                 $   (0.42)     $   (0.47)        $   (.31)          --            --
Cumulative effect of change in accounting principle         0.65           --               --             --            --
                                                       ---------      ---------          -------      ---------      ---------
Income (loss) per common share (2)                     $    0.23      $   (0.47)        $   (.31)          --            --
                                                       =========      =========         ========      =========      =========

Pro forma weighted average common and common
  equivalent shares                                      915,293        915,293          915,293          --            --
                                                       =========      =========         ========      =========      =========

BALANCE SHEET DATA:
Working capital                                        $   5,025      $   3,774         $ (1,790)     $  (1,810)     $  (1,378)
Total assets                                              18,249         19,512           23,584         22,572         17,034
Stockholder's equity                                       3,328          3,119            3,547          3,831          3,738

(1) During 1992, the Company changed its year end from February 28 to December
    31.
(2) Represents pro forma earnings per common and common equivalent shares both on a primary and a fully diluted basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes contained elsewhere herein. The Company's results of operations have been, and in certain cases are expected to continue to be, affected by certain general factors.

CAUTIONARY STATEMENT

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in other sections of this Annual Report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the competitive conditions that currently exist in the Company's industry, which could adversely impact sales and erode gross margins; (ii) many of the Company's competitors are significantly larger and better capitalized than the Company; (iii) the Company's loan agreement contains a number of significant covenants that restrict the ability of the Company to engage in certain activities, including the payment of dividends and requires that the Company maintain specified financial ratios, including a minimum capital base, and minimum pretax profits from operations; and (iv) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's profitability. The foregoing list should not be construed as exhaustive and the Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

     The table below sets forth certain financial data expressed as a percentage of revenues (percentage may not total 100% due to rounding):



                                                    Percentage of Revenues
                                         ----------------------------------------------
                                          Twelve Months   Twelve Months  Twelve Months
                                             Ended            Ended          Ended
                                          December 31,     December 31,   December 31,
                                             1996             1995           1994
                                          ---------------------------------------------
Total revenue                                 100.0%         100.0%         100.0%
Cost of goods sold                             61.6%          61.3%          61.7%
                                              -----          -----          -----
Gross profit                                   38.4%          38.7%          38.3%
Selling, general, and administration           36.7%          36.1%          35.3%
Interest                                        0.6%           1.8%           1.7%
Depreciation and amortization                   1.5%           1.6%           1.2%
Management Fee                                  2.3%           2.2%           2.0%
                                              -----          -----          -----
Loss from continuing operations
 before income taxes                           (2.7%)         (3.0%)         (1.9%)
                                              =====          =====          =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.


     Revenues for the year ended December 31, 1996 approximated $22.0 million, compared to $22.6 million in revenues for the year ended December 31, 1995, a decrease of 3% or approximately $600,000. The decline in revenue was due to disappointing year-end holiday sales and a decrease in volume on certain existing customers coupled with delayed redemption on new accounts.

     Cost of goods sold for the year ended December 31, 1996 approximated $13.5 million, compared to approximately $13.9 million of cost of goods sold for the year ended December 31, 1995, a decrease of 2% or approximately $400,000. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold increased to 61.6% in 1996 from 61.3% in 1995. The 0.3% increase in cost of goods sold was principally attributable to a change in product mix.

     Selling, general, and administrative expense for the year ended December 31, 1996 approximated $8.1 million for the year ended December 31, 1996, compared to approximately $8.2 million for the year ended December 31, 1995, a decrease of 1% or approximately $100,000. The decrease in selling, general and administrative expenses was due to decreased sales and continued cost reduction efforts implemented by the Company.

     Interest expense was approximately $129,000 for the year ended December 31, 1996, compared to $416,000 for the year ended December 31, 1995, a decrease of 69% or approximately $287,000. The average outstanding debt by month in 1996 approximated $1.9 million compared to $3.9 million for 1995. Additionally, the average interest rate for 1996 approximated 9.15% compared to approximately 9.3% for 1995.

     Depreciation and amortization expense was approximately $338,200 for the year ended December 31, 1996, compared to $362,500 for the year ended December 31, 1995, a decrease of 7% or approximately $24,300. The decrease in depreciation and amortization expense is principally attributable to the amortization of the remaining deferred loan costs during 1996.

     Income tax benefit was $195,100 for the year ended December 31, 1996, compared to $248,600 for the year ended December 31, 1995. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the loss before taxes.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994.

     Revenues were approximately $22.6 million for the year ended December 31, 1995, compared to $25.2 million for the year ended December 31, 1994, a decrease of 10% or approximately $2.6 million. The decline in revenue was due to a decrease in volume on certain existing customers coupled with delayed redemption on new accounts.

     Cost of goods sold was approximately $13.9 million for the year ended December 31, 1995, compared to approximately $15.5 million for the year ended December 31, 1994, a decrease of 10% or approximately $1.6 million. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold improved to 61.3% in 1995 from 61.7% in 1994. The 0.4% decrease in cost of goods sold is principally attributable to a change in product mix.

     Selling, general, and administrative expense was approximately $8.2 million for the year ended December 31, 1995, compared to approximately $8.9 million for the year ended December 31, 1994, a decrease of 8% or approximately $700,000. The decrease in selling, general and administrative expenses was due to decreased sales and cost reduction efforts implemented by the Company.

     Interest expense was approximately $416,000 for the year ended December 31, 1995, compared to $430,000 for the year ended December 31, 1994, a decrease of 3% or $14,000. The decrease was due to lower levels of borrowings. The average outstanding debt by month in 1995 approximated $3.9 million compared to $5.9 million for 1994. Additionally, the average interest rate for 1995 approximated 9.3% compared to approximately 7.9% for 1994.

     Depreciation and amortization expense was approximately $362,500 for the year ended December 31, 1995, compared to $297,500 for the year ended December 31, 1994, a decrease of 22% or approximately $65,000. The increase in depreciation and amortization expense is principally attributable to the amortization of additional deferred loan costs recorded as a result of certain credit facility refinancing by Pages, the parent.

     Income tax benefit was $248,600 for the year ended December 31, 1995, compared to $193,500 for the year ended December 31, 1994. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the loss before taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility. The Company's primary uses of funds consist of financing inventory and receivables.

     Net working capital increased to $5,025,000 as of December 31, 1996 from net working capital of $3,773,781 as of December 31, 1995. The increase was primarily attributed to reclassification of the non-current portions of advanced deposits and reduced borrowings in 1996.

     The Company has adopted a growth strategy which will be accomplished through increased efforts of the Company's existing highly trained sales force in order to expand current market share and enter into new markets.

     The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility, will cover operating expenditures and meet the short-term debt obligations. The Company's credit facility is due and payable in full on June 30, 1997. Although the lender has not issued a committment to do so, the Company's relationship with it's lender is favorable and the Company anticipates that the credit facility will be renewed when due.

     The Company also entered into a $5 million, 7% subordinated debenture with Pages simultaneously with the Distribution in satisfaction of amounts due to Pages by the Company. Any excess of the amount due to Pages as of the Distribution over the $5 million subordinated debenture will be recorded as paid in capital. Principal payments will be $100,000 per year for the first four years, and a final payment due at the end of the fifth year for the remaining principal balance. Interest is at 7% per annum, payable quarterly. Based on the consummation of the Distribution effective January 1, 1997, the amounts due to Pages previously recorded as current have been reclassified to long term, thus significantly increasing the Company's net working capital, as described earlier in this section.

     The Company does not anticipate any material expenditures for property and equipment during the next twelve months.

     The Company is aware of no trends or demands, commitments or uncertainties that will result in, or that management believes are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way. The Company is aware of no legal or other contingencies, the effect of which are believed by management to be reasonably likely to have a material adverse effect on the Company's financial statements.

SEASONALITY

     The Company's business is highly seasonal, with approximately one half of its revenues and most of its profits recorded in the months of November, December, and January. As a result, the Company's working capital requirements are highest during November and December when the combination of receivables and inventory are at peak levels. The Company typically experiences losses in its second and third quarters.

     As the results from the Company's growth strategy develop, the effects of seasonality should be highly diminished. The business segments on which the Company has chosen to focus offer steadier revenue flows, as well as more consistent requirements for working capital.

INFLATION

     Although the Company cannot determine the precise effects of inflation, inflation has an influence on the cost of the Company's products and services, supplies, salaries, and benefits. The Company attempts to minimize or offset the effects of inflation through increased sales volumes and sales prices, improved productivity, alternative sourcing of products and supplies, and reduction of other costs. The Company generally has been able to offset the impact of price increases from suppliers by increases in the selling prices of the Company's products and services.

ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

     See Index to Financial Statements and Financial Statement schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the directors and executive officers of the Company:


                                                                        DIRECTOR OR
                                                                          EXECUTIVE
NAME                  AGE           POSITION                            OFFICER SINCE
S. Robert Davis (1)   58   Chairman of the Board                            1990 (2)

Charles R. Davis (1)  35   President and Director                           1990 (2)

Robert V. Boylan      33   Chief Operating Officer                          1997

Jeffrey A. Ross       29   Chief Financial Officer and Secretary            1996

(1) S. Robert Davis is the father of Charles R. Davis.

(2) Including the period prior to the Company's domicile change merger in 1996.

Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for one year and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term.

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

     S. ROBERT DAVIS is the Chairman of the Board and President of Pages, Inc., a Company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934 ("Pages"). Prior to his election to the Board of Directors of Pages, he served as Assistant to the President of Pages from January, 1988, to March, 1990, on a part-time basis. Additionally, during the past five years Mr. Davis has operated several private businesses involving the developing, sale, and/or leasing of real estate, but devotes substantially all of his business time to Pages.

     CHARLES R. DAVIS was elected President of the Company in September, 1992. Mr. Davis is also a Director and the Executive Vice President and Secretary of Pages. Additionally, during the past five years Mr. Davis has operated several private businesses involving the developing, sale and/or leasing of real estate but devotes substantially all of his business time to the Company.

     ROBERT V. BOYLAN joined the Company in August, 1996, as Executive Vice President of Sales, and was promoted to Chief Operating Officer in March of 1997. Prior to joining the Company, Mr. Boylan served in various sales and marketing capacities with Certainteed Corporation, a diversified building products manufacturer. Certainteed is not a parent, subsidiary, or other affiliate of the Company. Mr. Boylan has also served as a contract consultant for the American Management Association, as well as Beauvestco Consulting, specializing in sales development and sales management. Mr. Boylan received his MBA from Wake Forest University.

     JEFFREY A. ROSS is a certified public accountant. He joined the Company as its controller in June, 1993. Mr. Ross was employed as an accountant by a large public accounting and consulting firm from September, 1989, until June, 1993.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the"Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 furnished to the Company pursuant to Rule16a-3 under the Exchange Act, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same. No Forms 4 or 5 have been furnished to the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

     Each director who is not an officer of the Company will receive a fee of $500 for attendance at each Board meeting, a fee of $250 for attendance at each telephonic Board meeting, and a fee of $250 for attendance at each meeting of a Board committee of which he is a member. Directors who are also officers of the Company receive no additional compensation for their services as directors. The Company has adopted a Non-Employee Director Stock Option Plan, which provides for the grant, at the discretion of the Company's Board of Directors, of options to purchase up to 40,000 shares of Company common stock upon such terms as are determined by the Board in its discretion. No options have been granted under the Plan.

EXECUTIVE COMPENSATION

      The Company's President, Charles R. Davis, was paid a salary of $132,315, $147,896 and $140,000 in each of the 1996, 1995, and 1994 fiscal years, respectively. Mr. Davis exercised options to purchase Pages common stock during 1996 and 1995, the difference between the fair market value of the Pages common stock received and the option exercise price of which was $134,040 and $103,389, respectively. He did not receive any other compensation from the Company in those years and he did not receive any grants of options to purchase Pages common stock in those years. He has not received any Company option grants. Mr. Davis' compensation is established by the Board of Directors. No other executive officer of the Company received compensation exceeding $100,000 during fiscal years 1996, 1995, and 1994.


1996 INCENTIVE STOCK OPTION PLAN

     The Company has adopted a 1996 Incentive Stock Option Plan which provides for the grant, at the discretion of the Board of Directors, of options to purchase up to 45,000 shares of Short Common Stock to key employees of the Company. It is intended that options granted under such Plan qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. No options have been granted under the Plan.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Company has no committees of the Board of Directors.

BOARD OF DIRECTOR REPORT ON EXECUTIVE COMPENSATION

     The Board of Directors has designed its executive compensation policies to provide incentives to its executives to focus on both current and long-term Company goals, with an overriding emphasis on the ultimate objective of enhancing stockholder value. The Board has followed an executive compensation program, comprised of cash and equity-based incentives, which recognizes individual achievement and encourages executive loyalty and initiative. The Board considers equity ownership to be an important factor in providing executives with a closer orientation to the Company and its shareholders. Accordingly, the Board encourages equity ownership by its executives through the grant of options to purchase Common Stock.

     The Company believes that providing attractive compensation opportunities is necessary to assist the Company in attracting and retaining competent and experienced executives. Base salaries for the Company's executives have historically been established on a case-by-case basis by the Board, based upon current market practices and the executive's level of responsibility, prior experience, breadth of knowledge, and salary requirements. The base salaries of executive officers have historically been reviewed annually by the Board. Adjustments to such base salaries have been made considering: (a) historical compensation levels; (b) the overall competitive environment for executives; and (c) the level of compensation necessary to attract and retain executive talent. Stock options have historically been awarded upon hiring, promotion, or based upon merit considerations. As the value of a stock option is directly related to the market price of the Company's Common Stock, the Board believes the grant of stock options to executives encourages executives to take a view toward the long-term performance of the Company. Other benefits offered to executives are generally the same as those offered to the Company's other employees.

     The Board utilizes the same policies and consideration enumerated above with respect to compensation decisions regarding the President, Charles R. Davis. Mr. Davis' 1996 base salary was determined primarily by reference to historical compensation, scope of responsibility, and the Company's desire to retain his services. The Board believes its compensation policies with respect to its executive officers promote the interests of the Company and its Shareholders through current motivation of the executive officers coupled with an emphasis on the Company's long-term success.

        Respectfully submitted:
                S. Robert Davis
                Charles R. Davis

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Prior to the distribution by Pages of the common stock of the Company to the Pages shareholders, effective at the close of business on December 31, 1996, Pages owned all of the outstanding shares of the Company's common stock. The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's common stock owned beneficially by (i) each person who beneficially owns more than 5% of the outstanding Short Common Stock,
(ii) each director of the Company, (iii) the President of the Company (the only executive officer of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 1996, exceeded $100,000) and (iv) directors and executive officers of the Company as a group:

                                       AMOUNT AND NATURE
                                         OF BENEFICIAL          PERCENT
NAME AND ADDRESS                          OWNERSHIP(1)        OF CLASS(2)
----------------                      --------------------  ----------------
S. Robert Davis                              201,804(3)         21.55%
801 94th Avenue North
St. Petersburg, Florida 33702

Charles R. Davis                             103,800(4)         11.09%
4205 E. Dixon Blvd.
Shelby, NC 28150

All directors and executive officers         312,107(5)         33.14%
as a group (4 persons)

(1)  Represents sole voting and investment power unless otherwise indicated.
(2) Based on 915,293 shares of Company common stock outstanding as of December 31, 1996, plus, as to each person listed, that portion of the 78,581 unissued shares of Company common stock subject to outstanding options which may be exercised by such person within the next 60 days, and as to all directors and executive officers as a group, unissued shares of Pages common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.
(3) Includes 3,765 shares owned by Mr. Davis' wife as to which Mr. Davis disclaims beneficial ownership and includes 6,563 shares of Company common stock as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.
(4) Includes 867 shares owned by Mr. Davis' wife and 671 shares owned by Mr. Davis' children as to which Mr. Davis disclaims beneficial ownership and includes 6,563 unissued shares of Company common stock as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.
(5) The number of shares of common stock beneficially owned by all directors and executive officers as a group includes all the shares of Company common stock listed above plus 4,200 shares of Company common stock owned by Robert V. Boylan, an executive officer of the Company, and 1,940 shares of Company common stock owned by Jeffrey A. Ross, an executive officer of the Company.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company is indebted to Pages in the principal amount of $5,000,000 pursuant to a subordinated debenture dated December 31, 1996 executed by the Company in conjunction with the distribution by Pages of the common stock of the Company to the Pages shareholders. S. Robert Davis and Charles R. Davis are directors, officers and shareholders of Pages.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements:

      See Index to Financial Statements and Financial Statement Schedule.

   2. Financial Statement Schedule:

      See Index to Financial Statements and Financial Statement Schedule.

  3.  Exhibits:


Exhibit                                               Method
Number   Description                                 of filing
------   -----------                                 ---------
 2        Agreement and Plan of Merger                   1

 3(i).1   Certificate of Incorporation                   1

 3(i).2   Certificate of Amendment to
           Certificate of Incorporation                  1

 3(ii)    Bylaws                                         1

 4        Form of Stock Certificate                      1

 10.1     Form of Distribution Agreement                 1

*10.2     1996 Incentive Stock Option Plan               1

 10.3     Subordinated Debenture                         1

 10.4     Security Agreement                             1

 10.5     Huntington Loan Documents:

          10.5.1     Loan and Security Agreement         1
          10.5.2     Revolving Note                      1
          10.5.3     Commercial Letter of Credit
                     Reimbursement Agreement             1
          10.5.4     Deed of Trust, Assignment of
                     Rents and Security Agreement        1
          10.5.5     Debt Subordination and
                     Intercreditor Agreement             1

*10.6     Non-Employee Director Stock Option Plan        1

 18       Letter from Company's independent accountant   2

 27       Financial Data Schedule                        2


 1 Incorporated by reference to the Company's registration statement on Form 10, file number
     0-21717, filed in Washington, D.C.
 2   Filed herewith
 * indicates a management contract or compensatory plan or arrangement required to be filed herewith.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CA SHORT COMPANY
                                          (Registrant)
           March 28, 1996               /s/ Charles R. Davis
Dated:  __________________________ By:  _______________________________
                                        Charles R. Davis
                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           March 28, 1996               /s/ S. Robert Davis
Dated:   _________________________ By:  _______________________________
                                        S. Robert Davis
                                        Chairman of the Board, and Director

           March 28, 1996               /s/ Charles R. Davis
Dated:  __________________________ By:  ________________________________
                                        Charles R. Davis
                                        President, and Director

           March 28, 1996               /s/ Jeffrey A. Ross
Dated:  __________________________ By:  ________________________________
                                        Jeffrey A. Ross
                                        Principal Accounting and
                                        Financial Officer

                                CA SHORT COMPANY

                         INDEX TO FINANCIAL STATEMENTS



                                                                                     Page

Independent Auditors' Report--                                                        20

      Deloitte & Touche LLP - for the years ended December 31, 1996, 1995 and
      1994.

Statements of operations--                                                            21
      Years ended December 31, 1996, 1995 and 1994.

Balance sheets--                                                                      22
      December 31, 1996 and December 31, 1995.

Statements of cash flows--                                                            24
      Years ended December 31, 1996, 1995 and 1994.

Statements of stockholder's equity--                                                  25
      Years ended December 31, 1996, 1995 and 1994.

Notes to the financial statements--                                                   26
      Years ended December 31, 1996, 1995 and 1994.


      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CA Short Company
Shelby, North Carolina


We have audited the accompanying balance sheets of CA Short Company (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 1996, the Company changed its method of accounting for the recognition of deferred revenue for the prepaid safety award programs.




/s/ Deloitte & Touche LLP

Tampa, Florida
March 3, 1997

                                CA SHORT COMPANY
                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994



                                                     1996             1995             1994
                                                ------------     ------------     ------------
Revenues                                        $ 21,959,396     $ 22,620,011     $ 25,157,704
                                                ------------     ------------     ------------
Costs and Expenses:
  Cost of goods sold                              13,523,932       13,862,313       15,526,961
  Selling, general and administrative              8,051,446        8,155,260        8,880,315
  Interest                                           128,965          416,189          430,376
  Depreciation and amortization                      338,234          362,523          297,506
  Management fee paid to Pages                       500,000          500,000          500,000
                                                ------------     ------------     ------------
                                                  22,542,577       23,296,285       25,635,158
                                                ------------     ------------     ------------
Loss before income taxes and
  cumulative effect of change
  in accounting principle                           (583,181)        (676,274)        (477,454)
Benefit for income taxes                             195,100          248,600          193,500
                                                ------------     ------------     ------------
Income (loss) before cumulative effect of
  change in accounting principle                    (388,081)        (427,674)        (283,954)
Cumulative effect of change in accounting
  principle, net of tax of $397,850                  596,814             --               --
                                                ------------     ------------     ------------
NET INCOME/(LOSS)                               $    208,733     $   (427,674)    $   (283,954)
                                                ============     ============     ============
PROFORMA INCOME (LOSS) PER COMMON SHARE:
Loss before cumulative effect of
  change in accounting principle                $      (0.42)    $      (0.47)    $      (0.31)
Cumulative effect of change in accounting
  principle                                             0.65             --               --
                                                ------------     ------------     ------------
Net Income (loss)                               $       0.23     $      (0.47)    $      (0.31)
                                                ============     ============     ============
PROFORMA AMOUNTS ASSUMING THE NEW ACCOUNTING
  METHOD IS APPLIED RETROACTIVELY:
Net loss                                        $   (388,081)    $   (169,802)    $     54,988
                                                ============     ============     ============
Loss per common share                           $      (0.42)    $      (0.19)    $       0.06
                                                ============     ============     ============
Proforma weighted average common and
  common equivalent shares                           915,293          915,293          915,293
                                                ============     ============     ============

                    The accompanying notes are an integral
                       part of the financial statements.

                                CA SHORT COMPANY
                                 BALANCE SHEETS
                           December 31, 1996 and 1995



                    ASSETS                              1996                 1995
                                                        ----                 ----
Current assets:
  Cash                                               $    130,971         $    226,678
  Accounts receivable                                   4,644,027            6,101,629
  Inventory                                             6,968,365            6,780,412
  Prepaid expenses                                        818,108              824,967
                                                     ------------         ------------
      Total current assets                             12,561,471           13,933,686
                                                     ------------         ------------
Buildings and equipment:
  Buildings                                             3,194,058            3,186,680
  Equipment                                             1,866,122            1,451,760
                                                     ------------         ------------
                                                        5,060,180            4,638,440
  Less accumulated depreciation                        (1,339,848)          (1,037,014)
                                                     ------------         ------------
                                                        3,720,332            3,601,426
Land                                                      211,468              211,468
                                                     ------------         ------------
      Total property and equipment, net                 3,931,800            3,812,894
                                                     ------------         ------------
Other assets:
  Cost in excess of net assets acquired, net of
   accumulated amortization of  $233,444 and
   $199,280, respectively                               1,133,023            1,167,187
  Other                                                   622,256              598,256
                                                     ------------         ------------
                                                        1,755,279            1,765,443
                                                     ------------         ------------
TOTAL ASSETS                                         $ 18,248,550         $ 19,512,023
                                                     ============         ============

                    The accompanying notes are an integral
                       part of the financial statements.

                                CA SHORT COMPANY
                                 BALANCE SHEETS
                           December 31, 1996 and 1995


LIABILITIES AND STOCKHOLDER'S EQUITY                          1996                 1995
                                                              ----                 ----
Liabilities:
  Accounts payable                                            $ 1,572,020          $ 1,276,197
  Short-term debt obligations                                   3,669,746            4,827,662
  Accrued liabilities                                             342,156              394,855
  Advanced deposits-current                                     1,952,317            3,661,191
                                                              -----------          -----------

      Total current liabilities                                 7,536,239           10,159,905
                                                              -----------          -----------


Due to Pages                                                    4,124,975            4,124,975
Advanced deposits-noncurrent                                    2,935,626            1,986,916
Deferred tax liability                                            323,650              120,900
                                                              -----------          -----------
Total Liabilities                                              14,920,490           16,392,696
Commitments and contingencies                                         --                  --

Stockholder's equity:
 Common shares: $100 par value; 334.91
  authorized, issued and outstanding                               33,491               33,491
 Capital in excess of par value                                 4,124,494            4,124,494
 Accumulated deficit                                             (829,925)          (1,038,658)
                                                              -----------          -----------

      Total stockholder's equity                                3,328,060            3,119,327
                                                              -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $18,248,550          $19,512,023
                                                              ===========          ===========




                    The accompanying notes are an integral
                       part of the financial statements.

                                CA SHORT COMPANY
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994




                                                  1996                1995                 1994
                                                  ----                ----                 ----
Cash flows from operating activities:
 Net income (loss)                             $    208,733       $   (427,674)      $   (283,954)
 Adjustments to reconcile net (loss)
  income to cash provided by (used in)
  operating activities:
   Depreciation and amortization                    338,234            362,523            297,506
   Deferred provision                               202,750           (248,600)          (193,500)
   Changes in assets and liabilities:
   (Increase) decrease in assets:
      Accounts receivable                         1,457,602          1,176,556          1,425,658
      Inventory                                    (187,953)         2,929,577         (2,150,382)
      Prepaid expenses and other assets             (18,377)           (22,151)          (420,470)
   Increases (decrease) in liabilities:
      Accounts payable and accrued liabilities      243,124         (2,151,502)          (196,503)
      Advance deposits                             (760,164)         1,433,220            744,191
                                               ------------       ------------       ------------

       Total adjustments                          1,275,216          3.479,623           (493,500)
                                               ------------       ------------       ------------

Net cash provided by operating activities         1,483,949          3,051,949           (777,454)
                                               ------------       ------------       ------------

Cash flows from investing activities:
 Payments for purchases of property
   and equipment                                   (421,740)          (161,676)          (254,787)
                                               ------------       ------------       ------------
Cash used in investing activities                  (421,740)          (161,676)          (254,787)
                                               ------------       ------------       ------------

Cash flows from financing activities:
 Due to Pages                                          --           (2,488,397)         2,670,919
 Proceeds from debt obligation                   24,813,186         30,982,347         31,842,084
 Principal payments on debt                     (25,971,102)       (31,170,959)       (33,571,350)
                                               ------------       ------------       ------------
Cash (used in) provided by financing
  activities                                     (1,157,916)        (2,677,009)           941,653
                                               ------------       ------------       ------------

Increase (decrease) in cash                         (95,707)           213,264            (90,588)
Cash, beginning of year                             226,678             13,414            104,002
                                               ------------       ------------       ------------
Cash, end of year                              $    130,971       $    226,678       $     13,414
                                               ============       ============       ============





                    The accompanying notes are an integral
                       part of the financial statements.

                                CA SHORT COMPANY
                       STATEMENT OF STOCKHOLDER'S EQUITY
              For the years ended December 31, 1996, 1995 and 1994



                                            Capital in
                                   Common   Excess of   Accumulated
                           Shares   Stock   Par Value     Deficit       Total
                           ------  -------  ----------  -----------  ----------

Balance December 31, 1993  334.91  $33,491  $4,124,494  $ (327,030)  $3,830,955
Net loss                                                  (283,954)    (283,954)
                           ------  -------  ----------  ----------   ----------

Balance December 31, 1994  334.91   33,491   4,124,494    (610,984)   3,547,001
Net loss                                                  (427,674)    (427,674)
                           ------  -------  ----------  ----------   ----------

Balance December 31, 1995  334.91   33,491   4,124,494  (1,038,658)   3,119,327
Net income                                                 208,733      208,733
                           ------  -------  ----------  ----------   ----------

Balance December 31, 1996  334.91  $33,491  $4,124,494  $ (829,925)  $3,328,060
                           ======  =======  ==========  ==========   ==========




                    The accompanying notes are an integral
                      part of the financial statements.

                                CA SHORT COMPANY
                                ----------------

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     The Company is engaged in the design, implementation, and fulfillment of incentive awards and recognition programs for businesses throughout the United States. The Company's corporate headquarters is located in Shelby, North Carolina.

BASIS OF PRESENTATION

     On February 28, 1990, in a transaction accounted for as a purchase, all of the outstanding stock of the Company was acquired by Pages, Inc. ("Pages"). These financial statements were prepared under the resulting new basis of accounting that reflects the fair values of assets acquired and liabilities assumed.

     Effective at the close of business on December 31, 1996, a tax free spin off of the Company's common stock from it's parent, Pages, was completed (the "Distribution"). In the Distribution, for every ten shares of Pages common stock outstanding on the record date, one and one-half shares of the Company's common stock was distributed to Pages shareholders.

USE OF MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues from the sale of incentive awards are generally recognized upon shipment and delivery of the related merchandise except for revenue recognized relating to advanced deposits. Revenues from services are insignificant. Returns from the sales of incentive awards and from services are insignificant.

     Effective January 1, 1996, the Company changed its method of accounting for the recognition of revenues relating to advanced deposits. Previously, the Company recognized such deferred revenue at the conclusion of the respective prepaid safety award programs. Effective with the change, revenues are recognized over the course of the programs based on the Company's historical and expected redemption percentages. The corresponding deferred commission costs have also been recognized in association with this change in the same direct proportion as the revenue recognition.

     The effect of this accounting change in 1996 was to increase income before income taxes and cumulative effect of change in accounting principle by $209,190, net of associated commission expense of $32,704.

ACCOUNTS RECEIVABLE

     The Company sells its products to numerous commercial and industrial customers, across the United States and Canada. The accounts receivable are well diversified and are expected to be repaid in the normal course of business.

INVENTORY

     Inventory consists of general retail merchandise. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.

PREPAID EXPENSES

     Prepaid expenses at December 31, 1996 and 1995 include $701,021 and $747,233, respectively, of prepaid selling costs that include costs for commissions paid to salespeople that relate to advanced deposits for the sales of incentive and recognition awards programs. Such costs are directly attributable to obtaining specific future commitments and are expensed in the year the related sales occur.

BUILDINGS AND EQUIPMENT

     Buildings and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from three to thirty-one years. Major repairs and betterments are capitalized; minor repairs are expensed as incurred. Depreciation expense for the years ended December 31, 1996, 1995 and 1994, totaled $302,832, $278,254 and $248,480, respectively.

COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER ASSETS

     Cost in excess of net assets acquired are amortized on a straight line basis over 40 years. Management periodically evaluates its accounting for cost in excess of net assets acquired by considering such factors as historical performance, current operating results and future operating income. At each balance sheet date, the Company evaluates the realizability of cost in excess of net assets acquired based upon estimated nondiscounted cash flows. Based upon its most recent analysis, the Company believes that no material impairment of cost in excess of net assets acquired exists at December 31, 1996. Based on this periodic review, management believes that the carrying value of cost in excess of net assets acquired is reasonable and the amortization period is appropriate. Amortization expense on cost in excess of net assets acquired for the years ended December 31, 1996, 1995 and 1994 and totaled $34,162, $34,162 and $34,162, respectively.

     Other assets include cash surrender value of life insurance and deferred loan costs. The deferred loan costs are amortized using the straight line method over the terms of the related contracts. Amortization expense totaled $1,240, $50,107 and $14,864, for the years ended December 31, 1996, 1995 and 1994, respectively.

DUE TO PAGES

     Amounts due to Pages are net borrowings which occurred in the ordinary course of business. No interest has been recorded on the outstanding balance (See Notes 2 and 6).

INCOME TAXES

     The Company employs SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

PER SHARE DATA

     Per share amounts have been computed based on the weighted average number of common shares outstanding during the period.

PROFIT SHARING PLANS

     The Company has a noncontributory profit sharing retirement plan (the "Plan"), covering a significant number of employees for which accrued costs are funded. Company contributions to the Plan are discretionary. There were no Company contributions for the years ended December 31, 1996, 1995 and 1994.


LONG-LIVED ASSETS

     The Financial Accounting Standards Board has issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires adoption in 1996. The general requirements of SFAS No. 121 apply to the fixed and intangible assets of the Company and require impairment to be considered whenever assets are disposed of or whenever events or change in circumstances indicate that the carrying amount of the asset will not be recoverable based on expected future cash flows of the asset. The adoption of SFAS No. 121 in 1996 did not have any impact on the Company's financial position or results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying value of all current assets and liabilities approximates the fair value because of their short term nature. The fair values of non-current assets and liabilities approximate their carrying value.

RECLASSIFICATIONS

     Certain prior years' amounts have been reclassified to conform with the current year's presentation.

2. SHORT-TERM DEBT OBLIGATIONS

     Debt obligations consisted of the following:



                                                  December 31,  December 31,
                                                    1996           1995
                                                    ----           ----
Line of credit with interest at prime plus 1
 percent; interest payable monthly, maturing
 on June 7, 1997, collateralized by
 substantially all assets of the Company
 ($830,254 available at December 31,1996).        $3,669,746    $4,827,662


     The interest rate for the line as of December 31, 1996 and 1995 was prime plus 1 percent and prime plus 1/2 percent, respectively. As of December 31, 1995, the line was due in full by June 1, 1996, subject to annual renewals.

     The prime interest rate at December 31, 1996 and 1995 was 8 3/4 and 8 1/4 percent, respectively. The carrying amount of the Company's short term debt obligations approximates fair value.

     Effective December 31, 1996, the Company has received a credit facility in the form of a $4.5 million revolving line of credit. Under the credit facility, borrowings will be limited to the sum of 80% of the Company's accounts receivable less than 90 days old plus 60% of eligible inventory, plus 75% of the appraised value of the Company's real estate. Eligible inventory is limited to $3.5 million from January through May, and $6.5 million from June through December. To the extent that the Company has unused availability on this total borrowing base, which may exceed the $4.5 million without limit, Pages may utilize up to $5 million of the unused total availability. Therefore the Company's access to it's full line will be limited to the extent of the difference between the Company's total borrowing base and Pages' usage of the total availability. As of December 31, 1996 the entire $4.5 million was available to the Company.

        The credit facility has an expiration date of June 30, 1997 and will bear interest at the lender's prime rate of interest plus one percent, floating daily. All business assets of the Company are pledged as collateral for the credit facility. The credit facility also includes certain financial covenants, including covenants that the Company maintain certain financial ratios including a minimum tangible capital base and a minimum net profit from operations. In addition, the credit facility will contain limitations on capital expenditures, fixed asset sales, loans and/or advances to shareholders and employees and restrictions on operating leases.

     Effective January 1, 1997, the Company also entered into a $5 million 7% subordinated debenture with Pages subsequent to the Distribution in satisfaction of amounts due to Pages by the Company. Any difference of the amount due to Pages as of the Distribution from the $5 million subordinated debenture will be recorded as paid in capital. Principal payments will be $100,000 per year for the first four years, with a balloon payment due at the end of the fifth year for the remaining principle balance. Interest will be 7% per annum and the interest will be payable quarterly.

3. COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various noncancelable operating leases. Operating leases are principally for office and warehouse facilities, equipment and vehicles. Rent expense under operating leases amounted to $144,719, $151,608 and $76,037, for the years ended December 31, 1996, 1995 and 1994, respectively. The approximate future minimum rentals under non-cancelable operating leases during subsequent fiscal years are as follows:



          YEAR ENDED
          DECEMBER 31,

         1997                           $ 94,130
         1998                             24,988
         1999                              9,109
                                        --------
                                        $128,227
                                        ========


     The Company is also involved in certain legal proceedings in the ordinary course of its business which, if determined adversely to the Company would, in the opinion of management, not have a material adverse effect on the Company or its operations.

4. INCOME TAXES

     Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for inventory costs, accrued and prepaid expenses and reserves, and depreciation.

     For the years presented, the (benefit) provision for income taxes consisted of the following.



                                                          December 31,  December 31,  December 31,
                                                             1996          1995          1994
                                                          ------------  ------------  ------------

        Current                                                -             -               -

        Deferred
           Federal                                        $(165,850)    $(211,300)    $(164,500)
           State and Local                                  (29,250)      (37,300)      (29,000)
                                                          ---------     ---------     ---------

        Net deferred benefit                              $(195,100)     (248,600)     (193,500)
                                                          ---------     ---------     ---------

        Net benefit for taxes                             $(195,100)    $(248,600)    $(193,500)
                                                          =========     =========     =========


     For the years presented, a reconciliation of income taxes based upon the application of the federal statutory tax rate is as follows:



                                                          December 31,    December 31,     December 31,
                                                             1996             1995            1994
                                                             ----             ----            ----
        Benefit for taxes at statutory rate                $(198,300)      $(229,000)      $(162,350)
         Change in effective tax rate                           --              --           (25,100)
         Goodwill amortization                                13,650          13,650          13,650
         State taxes net of federal benefit                  (34,950)        (40,550)        (28,650)
         Other                                                24,500           8,200           8,950
                                                           ---------       ---------       ---------

            Total benefit for income taxes                 $(195,100)      $(248,600)      $(193,500)
                                                           =========       =========       =========

As of the years presented, the components of net deferred taxes are as follows:

                                                          December 31,    December 31,
                                                             1996            1995
                                                             ----            ----
        Assets:
         Inventory costs capitalized for tax purposes      $ 101,150       $ 100,000
         Accruals and reserves to be expensed as
            paid for tax purposes                             85,200          73,200
         Other                                                 7,850           5,650
         Net operating loss carryforwards                    207,850         427,600
                                                           ---------       ---------
        Deferred tax asset                                   402,050         606,450

        Liabilities:
          Excess of tax over financial accounting
            depreciation and amortization                   (725,700)       (727,350)
                                                           ---------       ---------

        Net deferred tax liability                         $(323,650)      $(120,900)
                                                           =========       =========


      At December 31, 1996, operating loss carryforwards of approximately $520,000 are available, which will expire, if unused, beginning in 2010.

5. SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION

     Cash paid for interest for the years ended December 31, 1996, 1995 and 1994 aggregated $166,657, $442,638 and $366,236 and cash paid for taxes was $18,100, $0 and $18,000 respectively.




6. RELATED PARTY TRANSACTIONS

     For all periods presented Pages has provided services to and incurred costs on behalf of the Company. Prior to the Distribution, Pages' management fee was intended to encompass the element of Pages' financing costs to provide non-interest bearing advances to the Company. Such element approximated $450,000, $450,000 and $400,000, respectively, based on the prime interest rate as applied to the average outstanding balance due to Pages the years ended December 31, 1996, 1995 and 1994. The remaining costs are for certain services, including, but not limited to, administrative services, transportation, tax services, accounting and reporting, management consultation, legal services, and general corporate expenses, which have also been allocated to the Company. The allocation of costs and expenses for these services were based on methods that management believes are reasonable. The portion of such costs which management believes will continue to be incurred subsequent to the Distribution approximates $30,000. The balance of nonrecurring costs relates to duplicative management responsibilities for financing and operating activities, as well as other transportation and administrative costs which will be eliminated by the Distribution. See note 2 regarding additional changes as a result of the Distribution.

     Pages allocated general corporate expenses to the Company for the years ended December 31, 1996, 1995, and 1994 in the amounts of $500,000, $500,000 and
$500,000, respectively.

7. SUBSEQUENT EVENT

     The Company has adopted a 1996 Incentive Stock Option Plan effective January 1, 1997 which provides for the grant, at the discretion of the Board of Directors, of options to purchase up to 45,000 shares of common stock to key employees of the Company. It is intended that options granted under such Plan qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. No options have been granted under the plan.

     The Company has also adopted a Non-Employee Director Stock Option Plan, which provides for the grant, at the discretion of the Company's Board of Directors, of options to purchase up to 40,000 shares of common stock upon such terms as are determined by the Board in its discretion. No options have been granted under the Plan.

AVAILABILITY OF EXHIBITS TO FORM 10-K

Exhibits to Form 10-K Report are on file with the Securities and Exchange Commission and are referenced on the Exhibit Index contained hereinabove. Exhibits are available upon request, at $0.25 per page, representing the Registrant's reasonable expenses in furnishing such exhibit(s). Exhibits may be obtained by writing to Jeffrey A. Ross, Secretary, CA Short Company.

                                 EXHIBIT INDEX




Exhibit                                               Method
Number   Description                                 of filing                         Page
------   -----------                                 ---------                         ----
 2        Agreement and Plan of Merger                   1                              -

 3(i).1   Certificate of Incorporation                   1                              -

 3(i).2   Certificate of Amendment to
           Certificate of Incorporation                  1                              -

 3(ii)    Bylaws                                         1                              -

 4        Form of Stock Certificate                      1                              -

 10.1     Form of Distribution Agreement                 1                              -

*10.2     1996 Incentive Stock Option Plan               1                              -

 10.3     Subordinated Debenture                         1                              -

 10.4     Security Agreement                             1                              -

 10.5     Huntington Loan Documents:

          10.5.1     Loan and Security Agreement         1                              -
          10.5.2     Revolving Note                      1                              -
          10.5.3     Commercial Letter of Credit
                     Reimbursement Agreement             1                              -
          10.5.4     Deed of Trust, Assignment of
                     Rents and Security Agreement        1                              -
          10.5.5     Debt Subordination and
                     Intercreditor Agreement             1                              -

*10.6     Non-Employee Director Stock Option Plan        1                              -

 18       Letter from Company's independent accountant   2                              -

 27       Financial Data Schedule                        2                              -


 1 Incorporated by reference to the Company's registration statement on Form 10, file number
     0-21717, filed in Washington, D.C.
 2   Filed herewith
 * indicates a management contract or compensatory plan or arrangement required to be filed herewith.