Form 10-Q
period 1997-03-31
CA SHORT CO
filed 1997-05-14
CIK 1026792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1997


                                       OR


         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21717

                                CA Short Company

Incorporated - Delaware                    I.R.S. Identification No. 56-0526145

             4205 East Dixon Boulevard, Shelby, North Carolina 28150

                  Registrant's Telephone Number (704) 482-9591

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date 929,103 common shares outstanding, each with par value $0.01, as of April 30, 1997.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                CA SHORT COMPANY
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                    Unaudited

                ASSETS                                                 1997               1996
                                                                  ------------       ------------

Current assets:
   Cash                                                           $    265,292       $    130,971
   Accounts receivable                                               2,068,811          4,644,027
   Inventory                                                         5,954,411          6,968,365
   Prepaid expenses                                                    856,285            818,108
                                                                  ------------       ------------

              Total current assets                                   9,144,799         12,561,471
                                                                  ------------       ------------

Buildings and equipment:
   Buildings                                                         3,194,058          3,194,058
   Equipment                                                         1,869,985          1,866,122
                                                                  ------------       ------------

                                                                     5,064,043          5,060,180
   Less accumulated depreciation                                    (1,417,630)        (1,339,848)
                                                                  ------------       ------------
                                                                     3,646,413          3,720,332
Land                                                                   211,468            211,468
                                                                  ------------       ------------

             Total property and equipment, net                       3,857,881          3,931,800
                                                                  ------------       ------------

Other assets:
   Cost in excess of net assets acquired, net of accumulated
      amortization of $241,985 and $233,444 respectively             1,124,482          1,133,023
Other                                                                  628,256            622,256
                                                                  ------------       ------------

                                                                     1,752,738          1,755,279
                                                                  ------------       ------------
TOTAL ASSETS                                                      $ 14,755,418       $ 18,248,550
                                                                  ============       ============




                     The accompanying notes are an integral
                        part of the financial statements.

                                CA SHORT COMPANY
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                    Unaudited

     LIABILITIES AND STOCKHOLDERS' EQUITY                       1997               1996
                                                            ------------       ------------
Liabilities:
   Accounts payable                                         $    258,771       $  1,572,020
   Short-term debt obligations                                 1,857,941          3,669,746
   Short-term subordinated debenture                             100,000               --
   Accrued liabilities                                           288,671            342,156
   Advanced deposits-current                                   2,222,998          1,952,317
                                                            ------------       ------------

      Total current liabilities                                4,728,381          7,536,239
                                                            ------------       ------------

Due Pages                                                           --            4,124,975
Advanced deposits-noncurrent                                   2,602,397          2,935,626
Subordinated debenture                                         4,900,000               --
Deferred tax liability                                           227,350            323,650
                                                            ------------       ------------

Total Liabilities                                             12,458,128         14,920,490

Commitments and contingencies                                       --                 --

Stockholders' equity:
   Preferred Shares:  $.01 par value; authorized
     300,000 shares; none issued and outstanding
   Common shares $.01 and $100 par value respectively;
     authorized, 5,000,000 and 334.91 respectively;
     issued 929,103 and 334.91 shares respectively                 9,291             33,491
   Capital in excess of par value                              3,273,669          4,124,494
   Accumulated deficit                                          (985,670)          (829,925)
                                                            ------------       ------------

      Total stockholders' equity                               2,297,290          3,328,060
                                                            ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 14,755,418       $ 18,248,550
                                                            ============       ============



                     The accompanying notes are an integral
                        part of the financial statements.

                                CA SHORT COMPANY
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996
                                    Unaudited

                                                                        1997             1996
                                                                    -----------       ----------

Revenues                                                            $ 4,216,085       $5,825,390

Costs and Expenses:
   Cost of goods sold                                                 2,255,851        3,402,907
   Selling, general and administrative                                1,987,126        1,952,644
   Interest                                                             138,831            6,154
   Depreciation and amortization                                         86,322           82,921
   Management fee paid to Pages                                            --            125,000
                                                                    -----------       ----------

                                                                      4,468,130        5,569,626
                                                                    -----------       ----------
Loss from continuing operations before income taxes
   and cumulative effect of change in accounting principle             (252,045)         255,764
Benefit for income taxes                                                 96,300           53,800
                                                                    -----------       ----------



Income (loss) before cumulative effect of change in accounting
   principle                                                        $  (155,745)      $  309,564
Cumulative effect of change in accounting principle net
   of income tax of $397,850                                               --            596,814
                                                                    -----------       ----------
NET INCOME (LOSS)                                                   $  (155,745)      $  906,378
                                                                    ===========       ==========


INCOME (LOSS) PER COMMON SHARE:
Income (Loss) before cumulative effect of change in
   accounting principle                                             $      (.17)      $      .33
Cumulative effect of change in accounting principle                        --                .65
                                                                    -----------       ----------
Net income (loss)                                                   $      (.17)      $      .98
                                                                    ===========       ==========

Weighted average common shares outstanding                             929,103
                                                                    ===========
Proforma common shares outstanding                                                       929,103
                                                                                      ==========




                     The accompanying notes are an integral
                        part of the financial statements.

                                CA SHORT COMPANY
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                                    Unaudited

                                                                  1997              1996
                                                              -----------       -----------

Cash flows from operating activities:
   Net income (loss)                                          $  (155,745)      $   906,378
   Adjustments to reconcile net (loss) income to cash
       provided by operating activities:
       Depreciation and amortization                               86,322            82,921
       Deferred provision                                         (96,300)          (53,800)
       Changes in assets and liabilities:
       (Increase) decrease in assets:
          Accounts receivable                                   2,575,216         3,108,780
          Inventory                                             1,013,954           747,871
          Prepaid expenses and other assets                       (35,636)         (207,828)
        Increase (decrease) in liabilities:
          Accounts payable and accrued liabilities             (1,366,734)         (675,733)
          Advance deposits                                        (71,088)         (642,679)
                                                              -----------       -----------
            Total adjustments                                   2,105,734         2,359,532
                                                              -----------       -----------

Net cash provided by operating activities                       1,949,989         3,265,910
                                                              -----------       -----------

Cash flows from investing activities:
   Payments for purchases of property and equipment                (3,863)          (17,906)
                                                              -----------       -----------
Cash used in investing activities                                  (3,863)          (17,906)

Cash flows from financing activities:
   Proceeds from debt obligation                                5,824,327         6,124,150
   Principal payments on debt                                  (7,636,132)       (9,563,736)
                                                              -----------       -----------
Cash used in financing activities                              (1,811,805)       (3,439,586)

Increase (decrease) in cash                                       134,321          (191,582)
Cash, beginning of year                                           130,971           226,678
                                                              -----------       -----------

Cash, end of period                                           $   265,292       $    35,096
                                                              ===========       ===========

Other Cash Flow Information:
   Cash payments during the year for:
      Interest                                                $    53,400       $    42,145
      Income taxes, net of refunds                                   --                --
                                                              -----------       -----------

Noncash Financing Activities:
   Subordinated debenture with Pages assumed at spin-off      $ 5,000,000       $      --
   Due to Pages replaced with subordinated debenture          $      --         $ 4,124,975
   Decrease to APIC and common stock from spin-off            $   875,025       $      --



                     The accompanying notes are an integral
                        part of the financial statements.

                                CA SHORT COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                    Unaudited

         The accompanying financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

         Effective at the close of business on December 31, 1996, a tax free spin off of the Company's common stock from its former parent, Pages, was completed (the "Distribution"). In the Distribution, for every ten shares of Pages common stock outstanding on the record date, one and one-half shares of the Company's common stock was distributed to Pages shareholders.

         During the three months ended March 31, 1997, options were granted under the Company's 1996 Incentive Stock Option Plan and under the Non-Employee Director Stock Option Plan as shown on the following table. The ending and average market price of the Company's stock for the three months ended March 31, 1997 was $3.50 and $3.50.


             Date                              Shares
          Granted or                         Reserved and    Exercise
           Issued                             Exercisable     Price
           ------                             -----------     -----

INCENTIVE STOCK OPTION PLAN
January 17, 1997                                29,500         $4.00
March 26, 1997                                   5,000         $4.00
                                                ------
                                                34,500
NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN
March 12, 1997                                  40,000         $3.50
                                                ------

Total Options                                   74,500
                                                ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996:

         Revenues for the three months ended March 31, 1997 approximated $4.2 million, compared to $5.8 million in revenues for the three months ended March 31, 1996, a decrease of 28% or approximately $1.6 million. The decline in revenue was due to disappointing holiday sales and a decrease in volume on certain existing customers coupled with delayed redemption on new accounts.

         Cost of goods sold for the three months ended March 31, 1997 approximated $2.3 million, compared to approximately $3.4 million of cost of goods sold for the three months ended March 31, 1996, a decrease of 32% or approximately $1.1 million. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold decreased to 53.5% for the three months ended March 31, 1997, from 59.0% for the three months ended March 31, 1996. The 5.5% decrease in the cost of goods sold as a percentage of revenues was principally attributable to a change in product mix, improved inventory purchasing strategy, and the change in accounting principle adopted in 1996.

         Selling, general, and administrative expense for the three months ended March 31, 1997 approximated $2.0 million, compared to $2.0 million for the three months ended March 31, 1996. Lack of fluctuation in comparison to the decreased revenues for the comparable periods was due to a restructuring of the Company's sales force.

         Interest expense was approximately $139,000 for the three months ended March 31, 1997, compared to $6,000 for the three months ended March 31, 1996, an increase of approximately $133,000. The increase was primarily due to the new subordinated debenture, which was entered into effective January 1, 1997. The average outstanding debt for the first three months in 1997 approximated $1.95 million compared to $1.72 million for the first three months in 1996. Additionally, the average interest rate for the first three months in 1997 approximated 9.25% compared to approximately 8.83% for the same period in 1996.

         Depreciation and amortization expense was approximately $86,000 for the three months ended March 31, 1997, compared to $83,000 for the three months ended March 31, 1996, an increase of 4% or approximately $3,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1996.

         Income tax benefit was $96,300 for the three months ended March 31, 1997, compared to $53,800 for the three months ended March 31, 1996. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the loss before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility. The Company's primary uses of funds consist of financing inventory and receivables.

         The Company has adopted a growth strategy, which will be accomplished through increased efforts of the Company's existing, highly trained sales force, in order to expand current market share and enter into new markets.

         The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility, will cover operating expenditures and meet the short-term debt obligations. The Company's credit facility is due and payable in full on June 30, 1997. Although the lender has not issued a commitment to do so, the Company's relationship with its lender is favorable and the Company anticipates that the credit facility will be renewed when due.

         The credit agreement to which the credit facility is subject contains certain restrictive and financial covenants, including at March 31, 1997, a requirement that the accumulated operating profit for the three months ended March 31, 1997, as defined, not fall below $150,000. A violation of that covenant by the Company was waived by the Company's bank. The Company was in compliance with all other restrictive and financial covenants at March 31, 1997.

         The Company also entered into a $5 million, 7% subordinated debenture with Pages simultaneously with the Distribution in satisfaction of amounts due to Pages by the Company. Any excess of the amount due to Pages, as of the Distribution over the $5 million subordinated debenture, was recorded as paid in capital. Principal payments are $100,000 per year for the first four years, and a final payment due at the end of the fifth year for the remaining principal balance. Interest is at 7% per annum, payable quarterly.

         The Company does not anticipate any material expenditures for property and equipment during the next twelve months.

         The Company is aware of no trends or demands, commitments or uncertainties that will result in, or that management believes are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way. The Company is aware of no legal or other contingencies, the effects of which are believed by management to be reasonably likely to have a material adverse effect on the Company's financial statements.

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

        As the results from the Company's growth strategy develop, the effects of seasonality should be highly diminished. The business categories on which the Company has chosen to focus offer steadier revenue flows, as well as more consistent requirements for working capital.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts and "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1996) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements include remarks regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) future operating cash flows;
(ii) the Company's financing plans, and (iii) the Company's growth strategy, including the expansion of current market share and the entrance into new markets. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-Q, including without limitation and information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

         The Company is not involved in any material pending legal proceedings, other than ordinary, routine litigation incidental to its business.


ITEM 2:  CHANGES IN SECURITIES
         None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5:  OTHER INFORMATION
         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8K

Exhibit                                                                Method
Number         Description                                            of Filing
------         -----------                                            ---------
  3 (i). 1     Certificate of Incorporation                                1
  3 (i). 2     Certificate of Amendment to Certificate of Incorporation    1
  3 (ii)       Bylaws                                                      1
  4            Form of Stock Certificate                                   1
*10. 1         1996 Incentive Stock Option Plan                            1
*10. 2         Non-Employee Director Stock Option Plan                     1
 27            Financial Data                                              2


1. Incorporated by reference to the Company's registration statement on Form 10, file number 0-271717, filed in Washington, D.C.

2.   Filed herewith.

* Indicates a management contract or compensatory plan or arrangement required to be filed herewith.

(b)    Reports on Form 8-K
         None

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CA Short Company
                                        Registrant



Date:  May 14, 1997                     By: /s/ Jeffrey A. Ross
                                            ---------------------------------
                                            Jeffrey A. Ross
                                            Principal Financial and
                                              Accounting Officer