Form 10-Q
period 1997-06-30
CASCO INTERNATIONAL INC
filed 1997-08-05
CIK 1026792

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1997


                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21717

                            CASCO INTERNATIONAL, INC.
                           (formerly CA Short Company)

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

YES  X      NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date 1,003,431 common shares outstanding, each with par value $0.01, as of August 4, 1997.

                         PART I - FINANCIAL INFORMATION


ITEM I.   FINANCIAL STATEMENTS

                            CASCO INTERNATIONAL, INC.
                           (formerly CA SHORT COMPANY)
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                                    Unaudited



                                                                         1997                  1996
                                                                     ------------          ------------
                                     ASSETS
Current assets:
   Cash                                                              $    144,986          $    130,971
   Accounts receivable                                                  1,553,287             4,644,027
   Inventory                                                            5,461,493             6,968,365
   Prepaid expenses                                                       844,573               818,108
                                                                     ------------          ------------

         Total current assets                                           8,004,339            12,561,471
                                                                     ------------          ------------

Buildings and equipment:
   Buildings                                                            3,194,058             3,194,058
   Equipment                                                            1,903,892             1,866,122
                                                                     ------------          ------------
                                                                        5,097,950             5,060,180
   Less accumulated depreciation                                       (1,496,913)           (1,339,848)
                                                                     ------------          ------------
                                                                        3,601,037             3,720,332
Land                                                                      211,468               211,468
                                                                     ------------          ------------

           Total property and equipment, net                            3,812,505             3,931,800
                                                                     ------------          ------------

Other assets:
   Cost in excess of net assets acquired, net of accumulated
      amortization of $250,526 and $233,444 respectively                1,115,941             1,133,023
Other                                                                     634,256               622,256
                                                                     ------------          ------------
                                                                        1,750,197             1,755,279
                                                                     ------------          ------------
TOTAL ASSETS                                                         $ 13,567,041          $ 18,248,550
                                                                     ============          ============



                     The accompanying notes are an integral
                        part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                           (formerly CA SHORT COMPANY)
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                                    Unaudited


                                                                    1997                  1996
                                                                ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable                                             $    344,650          $  1,572,020
   Short-term debt obligations                                     1,404,015             3,669,746
   Short-term subordinated debenture                                 100,000                  --
   Accrued liabilities                                               225,692               342,156
   Advanced deposits-current                                       2,222,998             1,952,317
                                                                ------------          ------------

      Total current liabilities                                    4,297,355             7,536,239
                                                                ------------          ------------

Due Pages                                                               --               4,124,975
Advanced deposits-noncurrent                                       2,223,755             2,935,626
Subordinated debenture                                             4,900,000                  --
Deferred tax liability                                                82,650               323,650
                                                                ------------          ------------

Total Liabilities:                                                11,503,760            14,920,490
Commitments and contingencies                                           --                    --

Stockholders' equity:
   Preferred Shares:  $.01 par value; authorized
      300,000 shares; none issued and outstanding                       --                    --
   Common shares $.01 par value; authorized 5,000,000;
      issued 929,103 and 334.91 shares respectively                    9,291                     3
   Capital in excess of par value                                  3,273,669             4,157,982
   Accumulated deficit                                            (1,219,679)             (829,925)
                                                                ------------          ------------

      Total stockholders' equity                                   2,063,281             3,328,060
                                                                ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 13,567,041          $ 18,248,550
                                                                ============          ============



                     The accompanying notes are an integral
                        part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                           (formerly CA SHORT COMPANY)
                            STATEMENTS OF OPERATIONS
           For the three months and the six months ended June 30, 1997
                                    Unaudited

                                                                     Three Months                           Six Months
                                                                1997              1996               1997               1996
                                                             -----------       -----------       ------------       ------------

Revenues                                                     $ 4,227,065       $ 4,227,434       $  8,443,149       $ 10,052,824

Costs and Expenses:
   Cost of goods sold                                          2,524,362         2,559,529          4,780,213          5,962,436
   Selling, general and administrative                         1,874,555         1,859,165          3,861,680          3,811,809
   Interest                                                      119,032            26,807            257,863             32,961
   Depreciation and amortization                                  87,825            84,171            174,147            167,092
   Management fee paid to Pages                                     --             125,000               --              250,000
                                                             -----------       -----------       ------------       ------------
                                                               4,605,774         4,654,672          9,073,903         10,224,298
Loss from continuing operations before income taxes
    and cumulative effect of change in accounting
    principle                                                   (378,709)         (427,238)          (630,754)          (171,474)
Benefit for income taxes                                         144,700             3,500            241,000             57,300
                                                             -----------       -----------       ------------       ------------

Loss before cumulative effect of change in accounting
   principle                                                 $  (234,009)      $  (423,738)      $   (389,754)      $   (114,174)
Cumulative effect of change in accounting principle net
   of income tax of $397,850
                                                                    --                --                 --              596,814
                                                             -----------       -----------       ------------       ------------

NET INCOME (LOSS)                                            $  (234,009)      $  (423,738)      $   (389,754)      $    482,640
                                                             ===========       ===========       ============       ============

INCOME (LOSS) PER COMMON SHARE:
Loss before cumulative effect of change in
   accounting principle                                      $     (0.23)      $     (0.43)      $      (0.39)      $      (0.11)
Cumulative effect of change in accounting principle                 --                --                 --         $       0.59
                                                             -----------       -----------       ------------       ------------
Net income (loss)                                            $     (0.23)      $     (0.43)      $      (0.39)      $       0.48
                                                             ===========       ===========       ============       ============

Weighted average common shares outstanding
                                                               1,003,431                            1,003,431
                                                             ===========                         ============
Proforma common shares outstanding                                               1,003,431                             1,003,431
                                                                               ===========                          ============




                     The accompanying notes are an integral
                        part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                           (formerly CA SHORT COMPANY)
                            STATEMENTS OF CASH FLOWS
                  For the six months end June 30, 1997 and 1996
                                    Unaudited

                                                                             1997                  1996
                                                                        ------------          ------------

Cash flows from operating activities:
   Net income (loss)                                                    $   (389,754)         $    482,640
   Adjustments to reconcile net (loss) income to cash
      provided by operating activities:
      Depreciation and amortization                                          174,147               167,092
      Deferred provision                                                    (241,000)              (57,300)
      Changes in assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable                                               3,090,740             4,040,514
         Inventory                                                         1,506,872             1,159,583
         Prepaid expenses and other assets                                   (38,465)             (121,615)

      Increase (decrease) in liabilities:
         Accounts payable and accrued liabilities                         (1,343,834)           (1,162,132)
         Advance deposits                                                   (441,190)             (951,690)
                                                                        ------------          ------------
            Total adjustments                                              2,707,270             3,074,452
                                                                        ------------          ------------

Net cash provided by operating activities                                  2,317,516             3,557,092

Cash flows from investing activities
   Payments for purchases of property and equipment                          (37,770)             (219,615)
                                                                        ------------          ------------
Cash used in investing activities                                            (37,770)             (219,615)

Cash flows from financing activities:
   Proceeds from debt obligation                                          10,573,563            11,712,321
   Principal payments on debt                                           $(12,839,294)         $(15,234,621)
                                                                        ------------          ------------
Cash used in financing activities                                         (2,265,731)           (3,522,300)

Increase (decrease) in cash                                                   14,015              (184,823)
Cash, beginning of period                                                    130,971               226,678
                                                                        ------------          ------------

Cash, end of period                                                     $    144,986          $     41,855
                                                                        ============          ============

Other Cash Flow Information:
   Cash payments during the year for:
      Interest                                                          $    170,363          $     68,952
      Income taxes, net of refunds                                              --                    --

Noncash Financing Activities:
   Subordinated debenture with Pages assumed at spin-off                $  5,000,000          $       --
   Due to Pages replaced with subordinated debenture                    $  4,124,975          $       --
   Decrease in capital in excess of par value and common stock
      from spin-off                                                     $    870,025          $       --


                     The accompanying notes are an integral
                        part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                           (formerly CA SHORT COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                    Unaudited

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

         Effective at the close of business on December 31, 1996, a tax free spin off of the Company's common stock from its former parent, Pages, was completed (the "Distribution"). In the Distribution, for every ten shares of Pages' common stock outstanding on the record date, one and one-half shares of the Company's common stock was distributed to Pages shareholders.

NEW BANK AGREEMENT

         On June 30, 1997, the Company renewed its credit facility in the form of a $4.5 million revolving line of credit. The credit facility has an expiration date of June 30, 1998 and bears interest at the lender's prime rate of interest plus one percent floating daily. All business assets of the Company are pledged as collateral for the credit facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter and Six Months Ended June 30, 1997 Compared to Quarter and Six Months Ended June 30, 1996:

         Revenues for the three months ended June 30, 1997 approximated $4.23 million, compared to $4.23 million in revenues for the three months ended June 30, 1996.

         Revenues for the six months ended June 30, 1997 approximated $8.44 million, compared to $10.05 million in revenues for the six months ended June 30, 1996, a decrease of 16.02% or approximately $1.61 million. The decline in revenue was due to disappointing holiday sales and a decrease in volume on certain existing customers coupled with delayed redemptions on new accounts.

         Cost of goods sold for the three months ended June 30, 1997 approximated $2.52 million, compared to approximately $2.56 million of cost of goods sold for the three months ended June 30, 1996, a decrease of 1.6% or approximately $40,000. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold decreased to 59.72% for the three months ended June 1997, from 60.55% for the three months ended June 30, 1996. The 0.83% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to a change in product mix, and an improved inventory purchasing strategy.

         Cost of goods sold for the six months ended June 30, 1997 approximated $4.78 million, compared to approximately $5.96 million of cost of goods sold for the six months ended June 30, 1996, a decrease of 19.80% or approximately $1.18 million. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold decreased to 56.62% for the six months ended June 30, 1997, from 59.31% for the six months ended June 30, 1996. The 2.69% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to a change in product mix, and an improved inventory purchasing strategy.

         Selling, general, and administrative expense for the three months ended June 30, 1997 approximated $1.87 million, compared to $1.86 million for the three months ended June 30, 1996, an increase of approximately $10,000. The increase in selling, general, and administrative expense was primarily due to a restructuring of the Company's sales force.

         Selling, general, and administrative expense for the six months ended June 30, 1997 approximated $3.86 million, compared to $3.81 million for the six months ended June 30, 1996, an increase of 1.3% or approximately $50,000. The increase in selling, general, and administrative expense was primarily due to a restructuring of the Company's sales force.

         Interest expense was approximately $119,000 for the three months ended June 30, 1997, compared to $27,000 for the three months ended June 30, 1996, an increase of approximately $92,000. For the six months ended June 30, 1997 interest expense approximated $258,000, compared to approximately $33,000 for the six months ended June 30, 1996 an increase of approximately $225,000. The increase was primarily due to the new subordinated debenture, which was entered into effective January 1, 1997. The average outstanding debt for the first six months in 1997 approximated $1.65 million compared to $1.52 million for the first three months in 1996. Additionally, the average interest rate for the first six months in 1997 approximated 9.38% compared to approximately 9.04% for the same period in 1996.

         Depreciation and amortization expense was approximately $88,000 for the three months ended June 30, 1997, compared to $84,000 for the three months ended June 30, 1996, an increase of 4.76% or approximately $4,000. Depreciation and amortization expense was approximately $174,000 and $167,000 for the six months ended June 30, 1997 and 1996 respectively, an increase of 4.2%, or approximately $7,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1996.

         Income tax benefit was $241,000 for the six months ended June 30, 1997, compared to $57,300 for the six months ended June 30, 1996. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the loss before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility. The Company's primary uses of funds consist of financing inventory and receivables, and the expansion of the sales force.

         The Company has adopted a growth strategy, which will be accomplished through increased efforts of the Company's existing, highly trained sales force, in order to expand current market share and enter into new markets.

         The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility, will cover operating expenditures and meet the short-term debt obligations. The Company's credit facility is due and payable in full on June 30, 1998. Although the lender has not issued a commitment to do so, the Company's relationship with its lender is favorable and the Company anticipates that the credit facility will be renewed when due.

         The Company also entered into a $5 million, 7% subordinated debenture with Pages simultaneously with the Distribution in satisfaction of amounts due to Pages by the Company. Any excess of the amount due to Pages, as of the Distribution over the $5 million subordinated debenture, was recorded as capital in excess of par. Principal payments are $100,000 per year for the first four years, and a final payment due at the end of the fifth year for the remaining principal balance. Interest is at 7% per annum, payable quarterly.

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

SEASONALITY

        The Company's business is highly seasonal, with approximately 40 percent of its revenues and most of its profits recorded in the months of November, December, and January. As a result, the Company's working capital requirements are highest during November and December when the combination of receivables and inventory are at peak levels. The Company typically experiences losses in its second and third quarters.

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

         None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5: OTHER INFORMATION

         Effective August 1, 1997 CA Short Company changed its name to CASCO INTERNATIONAL, INC. The Company will still conduct business under the CA Short Company name.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8K

Exhibit                                                            Method
Number       Description                                          of Filing
------       -----------                                          ---------
*10.3        Amendment to 1996 Incentive Stock Option Plan            2
 27          Financial Data Schedule                                  2


1. Incorporated by reference to the Company's registration statement on Form 10, file number 0-271717, filed in Washington, D.C.

2. Filed herewith.

* Indicates a management contract or compensatory plan or arrangement required to be filed herewith.

(b)  Reports on Form 8-K

         A report on Form 8K was dated and filed on July 23, 1997, under Item 4 dismissing Deloitte & Touche LLP as its principal independent accountant, and the engagement of Hausser + Taylor as its new independent accountants.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CASCO INTERNATIONAL, INC.
                                  (formerly CA Short Company)
                                  Registrant



Date: August 5, 1997
                                      By: /s/ Jeffrey A. Ross
                                      ------------------------------------------
                                      Jeffrey A. Ross
                                      Principal Financial and Accounting Officer