Form 10-Q
period 1997-09-30
CASCO INTERNATIONAL INC
filed 1997-11-12
CIK 1026792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1997

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21717

                            CASCO INTERNATIONAL, INC.
                           (formerly CA SHORT COMPANY)

Incorporated-Delaware                       I.R.S. Identification No. 56-0526145

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

YES  X          NO
    ---            ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 1,783,200 common shares outstanding, each with par value $0.01, as of October 27, 1997.

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                          CASCO INTERNATIONAL, INC.
                         (formerly CA SHORT COMPANY)
                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  Unaudited

                                                                      1997                  1996
                                                                 ------------          ------------
ASSETS
Current assets:
     Cash                                                        $  1,496,103          $    130,971
     Accounts Receivable                                            1,560,054             4,644,027
     Inventory                                                      5,261,655             6,968,365
     Prepaid expenses                                                 807,688               818,108
     Deferred Tax Asset                                               169,350                  --
                                                                 ------------          ------------
Total current assets                                             $  9,294,850          $ 12,561,471

Buildings and equipment:
     Buildings                                                      3,194,058             3,194,058
     Equipment                                                      1,966,220             1,866,122
                                                                 ------------          ------------
                                                                    5,160,278             5,060,180
     Less accumulated depreciation                                 (1,580,056)           (1,339,848)
                                                                 ------------          ------------
                                                                    3,580,222             3,720,332
Land                                                                  211,468               211,468
                                                                 ------------          ------------

       Total property and equipment, net                            3,791,690             3,931,800
Other assets:
     Cost in excess of net assets acquired, net of
     accumulated
     amortization of $250,526 and
     $233,444 respectively                                          1,107,400             1,133,023
Other                                                                 640,256               622,256
                                                                 ------------          ------------

                                                                    1,747,656             1,755,279
                                                                 ============          ============
TOTAL ASSETS                                                     $ 14,834,196          $ 18,248,550
                                                                 ============          ============


                    The accompanying notes are an integral
                       part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                           (formerly CA SHORT COMPANY)
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                    Unaudited

                                                                 1997                  1996
                                                             ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Accounts payable                                        $    322,399          $  1,572,020
     Short-term debt obligations                                     --               3,669,746
     Short-term subordinated debenture                            100,000                  --
     Accrued liabilities                                          208,282               342,156
     Advanced deposits-current                                  2,222,998             1,952,317
                                                             ------------          ------------

Total current liabilities                                       2,853,679             7,536,239
                                                             ------------          ------------

Due Pages                                                            --               4,124,975
Advanced deposits-noncurrent                                    2,115,294             2,935,626
Subordinated debenture                                          4,900,000                  --
Deferred tax liability                                               --                 323,650
                                                             ------------          ------------

Total Liabilities                                               9,868,973            14,920,490
Commitments and contingencies                                        --                    --

Stockholders' equity:
     Preferred shares: $.01 par value; authorized
       300,000 shares; none issued and outstanding
     Common shares $.01 authorized 5,000,000; issued
       1,783,200 and 334.91 shares respectively                    17,832                     3
     Capital in excess of par value                             6,576,055             4,157,982
     Accumulated deficit                                       (1,628,664)             (829,925)
                                                             ------------          ------------

Total stockholders' equity                                      4,965,223             3,328,060
                                                             ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                    $ 14,834,196          $ 18,248,550
                                                             ============          ============

                     The accompanying notes are an integral
                        part of the financial statements.

                          CASCO INTERNATIONAL, INC.
                         (formerly CA SHORT COMPANY)
                           STATEMENT OF OPERATIONS
   For the three months and the nine months ended September 30, 1997 and 1996
                                  Unaudited

                                                                      Three Months                       Nine Months
                                                                  1997            1996              1997             1996
                                                               ----------      ----------       -----------      -----------
Revenues                                                       $3,469,869      $3,823,218       $11,913,018      $13,876,040

Cost and Expenses:
   Cost of goods sold                                           2,027,581       2,433,905         6,807,794        8,396,341
   Selling, general and administrative                          1,917,565       1,935,190         5,779,248        5,747,000
   Interest                                                        94,022          24,968           351,885           57,929
   Depreciation and amortization                                   91,683          85,021           265,830          252,114
   Management fee paid to Pages                                      --           125,000              --            375,000
                                                               ----------      ----------       -----------      -----------
                                                                4,130,851       4,604,084        13,204,757       14,828,384
Loss from continuing operations before
   income taxes and cumulative effect
   of change in accounting principle                             (660,982)       (780,866)       (1,291,739)        (952,344)
Benefit for income taxes                                          252,000         290,000           493,000          347,300
                                                               ----------      ----------       -----------      -----------

Loss before cumulative effect of change in
   accounting principle                                        $ (408,982)     $ (490,866)      $  (798,739)     $  (605,044)
Cumulative effect of change in accounting principle
   net of income tax of $397,850                                     --              --                --            596,814
                                                               ----------      ----------       -----------      -----------

NET LOSS                                                       $ (408,982)     $ (490,866)      $  (798,739)     $    (8,230)
                                                               ----------      ----------       -----------      -----------
LOSS PER COMMON SHARE:
Loss before cumulative effect of change in
   accounting principle                                        $    (0.37)     $    (0.49)      $     (0.77)     $     (0.60)
Cumulative effect of change in accounting principle                  --              --                --                .59
                                                               ----------      ----------       -----------      -----------
Net loss                                                       $    (0.37)     $    (0.49)      $     (0.77)     $     (0.01)
                                                               ==========      ==========       ===========      ===========

Weighted average common shares outstanding                      1,112,232                         1,040,207
                                                               ==========                       ===========

Proforma common shares outstanding                                              1,003,200                          1,003,200
                                                                               ==========                        ===========


                    The accompanying notes are an integral
                      part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                           (formerly CA SHORT COMPANY)
                            STATEMENTS OF CASH FLOWS
               For the nine months end September 30, 1997 and 1996
                                    Unaudited

                                                                    1997                   1996
                                                                ------------          ------------
Cash flows from operating activities:
     Net income (loss)                                          $   (798,739)         $     (8,230)
     Adjustments to reconcile net (loss) income to cash
       provided by operating activities:
       Depreciation and amortization                                 265,830               252,114
       Deferred provision                                           (493,000)             (347,300)
       Changes in assets and liabilities:
       (Increase) decrease in assets:
         Accounts receivable                                       3,083,973             3,932,877
         Inventory                                                 1,706,710               237,760
         Prepaid expenses and other assets                            (7,580)             (128,008)
     Increase (decrease) in liabilities
       Accounts payable and accrued liabilities                   (1,383,495)             (741,255)
     Advance deposits                                               (549,651)             (579,387)
                                                                ------------            ----------
         Total adjustments                                         2,622,787             2,626,801
                                                                ------------            ----------

Net cash provided by operating activities                          1,824,048             2,618,571

Cash flows from investing activities
    Payments for purchases of property and equipment                (100,098)             (388,335)
                                                                ------------            ----------
Cash used in investing activities                                   (100,098)             (388,335)

Cash flows from financing activities:
     Proceeds from debt obligation                                14,905,007            17,433,276
     Principal payments on debt                                  (18,574,753)          (19,813,258)
     Issuance of Units                                          $  3,310,928          $       --
                                                                ------------          ------------
Cash used in financing activities                                   (358,818)           (2,379,982)

Increase (decrease) in cash                                        1,365,132              (149,746)
Cash, beginning of period                                            130,971               226,678

Cash, end of period                                             $  1,496,103          $     76,932
                                                                ============          ============

Other Cash Flow Information:
     Cash payments during the year for:
        Interest                                                $    351,885          $     93,920
        Income taxes, net of refunds                                    --                    --
Non-cash Financing Activities:
     Subordinated debenture with Pages assumed at at spin off   $  5,000,000          $       --
     Due to Pages replaced with subordinated debenture          $  4,124,975          $       --
     Decrease in capital in excess of par value and             $    870,025          $       --
        common stock from spin off



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

     Effective at the close of business on December 31, 1996, a tax free spin off of the Company's common stock from it former parent, Pages, was completed (the "Distribution"). In the Distribution, for every ten shares of Pages' common stock outstanding on the record date, one and one-half shares of the Company's common stock was distributed to Pages shareholders.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter and Nine Months Ended September 30, 1997 Compared to Quarter and Nine Months Ended September 30, 1996:

     Revenues for the three months ended September 30, 1997 approximated $3.47 million, compared to $3.82 million in revenues for the three months ended September 30, 1996, a decrease of 9.16% or approximately $350,000. The decline in revenue was due to a decrease in volume on certain existing customers coupled with delayed redemptions on new accounts as well as the continuing efforts of the company to reposition its business in more profitable and stable segments.

     Revenues for the nine months ended September 30, 1997 approximated $11.91 million, compared to $13.88 million in revenues for the nine months ended September 30, 1996, a decrease of 14.19% or approximately $1.97 million. The decline in revenue was due to a decrease in volume on certain existing customers coupled with delayed redemptions on new accounts as well as the continuing efforts of the company to reposition its business in more profitable and stable segments.

      Cost of goods sold for the three months ended September 30, 1997 approximated $2.03 million, compared to approximately $2.43 million of cost of goods sold for the three months ended September 30, 1996, a decrease of 16.46% or approximately $400,000. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold decreased to 58.43% for the three months ended September 1997, from 63.66% for the three months ended September 30, 1996. The 5.23% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to a change in product mix, improved inventory purchasing strategy, and the change in accounting principle adopted in 1996.

      Cost of goods sold for the nine months ended September 30, 1997 approximated $6.81 million, compared to approximately $8.40 million of cost of goods for the nine months ended September 30, 1996, a decrease of 18.93% or approximately $1.59 million. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold decreased to 57.15% for the nine months ended September 30, 1997, from 60.51% for the nine months ended September 30, 1996. The 3.36% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to a change in product mix, improved inventory purchasing strategy, and the change in account principle adopted in 1996.

     Selling, general, and administrative expense for the three months ended September 30, 1997 approximated $1.92 million, compared to $1.94 million for the three months ended September 30,1996, a decrease of approximately $20,000. The decrease in selling, general, and administrative expense was primarily due to a decrease in selling expenses and commissions due to the decrease in sales volume as well as efficiencies in operating expenses.

     Selling, general, and administrative expense for the nine months ended September 30, 1997 approximated $5.78 million, compared to $5.75 million for the nine months ended September 30, 1996, an increase of .52% or approximately $30,000. The increase in selling, general, and administrative expense was primarily due to a restructuring of the company's sales force.

      Interest expense was approximately $94,000 for the three months ended September 30, 1997, compared to $25,000 for the three months ended September 30, 1996, an increase of approximately $69,000. For the nine months ended September 30, 1997 interest expense approximated $352,000, compared to approximately $58,000 for the nine months ended September 30, 1996 an increase of approximately $294,000. The increase was primarily due to the new subordinated debenture, which was entered into effective January 1, 1997. The average outstanding debt for the first nine months in 1997 approximated $1.4 million compared to $1.5 million for the first nine months in 1996. Additionally, the average interest rate for the first nine months in 1997 approximated 9.42% compared to approximately 8.55% for the same period in 1996.

     Depreciation and amortization expense was approximately $92,000 for the three months ended September 30, 1997, compared to $85,000 for the three months ended September 30, 1996, an increase of 8.24% or approximately $7,000. Depreciation and amortization expense was approximately $266,000 and $252,000 for the nine months ended September 30, 1997 and 1996 respectively, an increase of 5.56%, or approximately $14,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1996.

     Income tax benefit was $493,000 for the nine months ended September 30, 1997, compared to $347,300 for the nine months ended September 30, 1996. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the loss before taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility and the proceeds from the September 1997 offering. The Company's primary uses of funds consist of financing inventory and receivables, and the expansion of the sales force.

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

     The Company is aware of no trends or demands, commitments or uncertainties that will result in, or that management believes are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way. The Company is aware of no legal or other contingencies, the effects of which are believed by management to be reasonably to have a material adverse effect on the Company's financial statements.

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

INFLATION

     Although the Company cannot determine the precise effects of inflation, inflation has an influence on the cost of the company's products and services, supplies and salaries, and benefits. The Company attempts to minimize or offset the effects of inflation through increased sales volumes and sales prices, improved productivity, alternative sourcing of products and supplies, and reduction of other costs. The Company generally has been able to offset the impact of price increases in the selling prices of the Company's products and services.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts and "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1996) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements include remarks regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) future operating cash flows;
(ii) the Company's financing plans, and (iii) the Company's growth strategy, including the expansion of current market share and the entrance into new markets. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this form 10-Q, including without limitation and information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identified important factors that could cause such differences.

PART II - OTHER INFORMATION

ITEM 1:      LEGAL PROCEEDINGS
             The Company is not involved in any material pending legal proceedings,other than ordinary, routine litigation incidental to its business.

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

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8K

             (a) Exhibits

Exhibit Number                  Description                     Method of Filing
--------------                  -----------                     ----------------

       1                   Underwriting Agreement                     1
     3(ii)                 Amendment to Bylaw                         *
      4.2                  Warrant Agreement                          1
      4.3                  Underwriter's Option                       1
     10.9                  Warrant Exercise Fee Agreement             1
    10.10**                Indemnification                            *
      27                   Financial Data                             *

*Filed herewith

1 Incorporated by reference to the Company's Registration Statement on Form SB-2, Number 333-32897, filed in Washington, D.C.

** Pursuant to Instruction 2 to Item 601 of Regulation 5K, only one of 5 Indemnification Agreements are filed. The Company also entered into Indemnification Agreements with David Richards, Michael Beauchamp, Robert V. Boylan, Charles R. Davis and S. Robert Davis.

                                    SIGNATURE

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CASCO INTERNATIONAL, INC.
                                             (formerly CA SHORT COMPANY)
                                                    Registrant


Date:  November 12, 1997                     By:  /s/ Jeff Ross
     ----------------------------------         --------------------------------