Form 10-K
period 1997-12-31
CASCO INTERNATIONAL INC
filed 1998-03-30
CIK 1026792

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   For the fiscal year ended December 31, 1997
                         Commission File Number 0-21717



                            CASCO INTERNATIONAL, INC.
                           (formerly CA Short Company)
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

            Delaware                                        56-0526145
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

             4205 East Dixon Boulevard, Shelby, North Carolina 28150
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code (704) 482-9591
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES    X    NO       .
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of March 18, 1998 was $4,768,250 (computed by reference to the average bid and asked prices of such shares on such date).

Number of Common Shares, each with $0.01 par value, of the Registrant outstanding as of date: March 18, 1998: 1,783,200 Common Shares.

                                     PART I
ITEM 1.  BUSINESS.


GENERAL


        CASCO INTERNATIONAL, INC., formerly CA Short Company, (the "Company") was formed as a North Carolina corporation in 1950. Pages, Inc., a Delaware Corporation ("Pages"), acquired all of the issued and outstanding common stock of the Company in February, 1990. In November, 1996, the Company reincorporated in the State of Delaware by merging into Clyde A. Short Incorporated, a Delaware corporation which was the surviving corporation in the merger and which, in conjunction with the merger, changed its name to CA Short Company. Effective at the close of business on December 31, 1996, Pages distributed all of the Company's common stock $.01 par value ("common stock") to its shareholders. From January 1, 1997 until May 30, 1997 the common stock was traded on the OTC Bulletin Board under the symbol "CASC". On June 2, 1997, the common stock began trading on The Nasdaq SmallCap market under the same symbol. The Company's common stock and warrants are traded on The Nasdaq SmallCap Market under the symbols "CASC" and "CASCW". In 1997, the Company changed its name from CA Short Company to CASCO INTERNATIONAL, INC., but the Company does business under the CA Short Company name.

         The Company designs, administers, and fulfills innovative and effective associate recognition programs. Programs offered by the Company include safety, service recognition, and a host of other programs that feature merchandise and jewelry in a full color catalog. The Company is in the business of helping clients maximize the efforts of their most valuable resource - their people.

         The Company partners with clients to determine realistic performance goals and establish an appropriate budget. Then, the Company and client select a program that meets the client's unique needs. The Company is, to the best of its knowledge, the only company in the recognition industry that has no product bias with regard to the type of items incorporated in the client's program. This distinctive competitive advantage allows the Company to build custom programs with flexibility and allows the client to choose items their associates' truly value. Upon approval, the Company publishes and distributes all materials (including appealing, full color catalogs and brochures) necessary to execute the program. As the client's associates become eligible to receive awards, the Company processes their requests. In most cases, the items are shipped directly to the associates from the Company's distribution center in Shelby, North Carolina. The Company then invoices the client as the items are shipped.


THE BUSINESS

         The Company's programs fall into two broad categories; service recognition and safety incentive and recognition. They include safety, sales incentive, quality control, production, service recognition, attendance, birthday, and corporate holiday gift programs. The common objective of all the Company's programs is to satisfy a client's specific needs. Changes in the premium incentive industry have permitted the Company to redefine its strategies, focus on specific product lines, and exploit certain niches within its market. The Company's adjustments include the installment of a total quality management program, the development of a strategic marketing group, the implementation of an aggressive cash management program, and the development of new core capabilities necessary to promote growth. The Company believes that with intense marketing and the employment of a skilled, well-managed field sales organization, the Company will be able to increase the brand recognition of it's products and increase it's penetration into specific markets.


MERCHANDISE SELECTION AND BROCHURES

         The Company's programs feature brand name merchandise from industry leading manufacturers such as Sony(R), RCA, Waterford(R), Bulova(R), Minolta, and Bushnell(R). The items in a client's program are separated into various price levels, thus allowing the client to select price levels that fit their budget. Featured in full color brochures, items are presented by award level.

         The Company partners with clients to design and produce brochures that reflect the client's corporate identity. These brochures are designed and produced in-house by the Company's creative services department. The Company also produces a catalog of pre-selected merchandise, arranged in various price levels, from which clients may build programs.


SERVICE RECOGNITION PROGRAMS

         In the past, there was a deeply ingrained corporate standard stating "longevity-equals-seniority" -- the idea that the longer you work for a company, the more seniority you earn. For decades, service recognition programs were designed to reinforce this paradigm.

         Today, as companies re-engineer and reorganize they realize that it has never been more important to recognize their associates for their loyalty and hard work. The standard has changed to "individual performance-equals-longevity" -- the better an associate performs, the more valuable he or she is to their company. With this in mind, the entire recognition industry is changing, and different types of programs are required to redefine recognition. As more and more companies outsource the handling of recognition programs, the Company is strategically positioning itself as the leader for the complete design, administration, and fulfillment of innovative and effective recognition programs. The Company's primary goal as it partners with its clients to develop their own custom program is to increase "Recognitional Impact(TM)" --- the level of satisfaction each client experiences with their program. Recognitional Impact(TM) establishes a performance index that allows the Company to measure the added value it provides both existing clients, as well as prospective clients.


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


OTHER PROGRAMS

         The Company utilizes its reputation in both outstanding merchandise selection and the timely delivery of such merchandise to design, administer and fulfill numerous types of customer specific programs for its clients. These ancillary programs include attendance, holiday, birthday, sales incentive, and generic points programs that add incremental revenue without diluting the Company's focus on its core business. In developing close ties with the Company's clients many opportunities for these types of programs become apparent. The Company intends to continue to work in these ancillary markets as long as its client's needs demand its services.


CLIENTS

         The Company's client list represents a wide spectrum of performance driven organizations throughout the United States. The Company's cross section of industry representation minimizes cyclical downturns traditionally found in industry specific business models. The client list includes DuPont, Pfizer, Huntington Bank and Intel.


GROWTH STRATEGY

         The Company has divided the country into specific territories. The territories were defined by existing accounts and target prospects within each area. Each territory is serviced by a full-time, Company- employed recognition consultant. Within each territory area the Company has segmented the potential clients into specific prospect groups based on size and type of program. Each prospect group will be marketed in the method proven most likely to engage the client. All recognition consultants receive intense training and are measured on a number of criteria including sales performance and territory market share penetration. The Company continues to work markets on a proactive, well planned, systematic basis. The Company intends to augment internal growth through value-added acquisitions and strategic alliances designed to increase penetration in key market areas.

SALES AND MARKETING

         The Company has redefined the way in which it goes to market. It has made a transition from independent sales reps to full-time company associates. Further, the Company has clearly defined and identified target prospects in strategic markets across the country. In addition to prospecting activities, the marketing and sales group has developed an aggressive account initiative involving account retention. This change in the Company's philosophy was needed due to a significant change in its mission: "To have the best trained, most responsive, performance based sales force in America." The Company realized the existing sales force would never be able to take the Company to the next level of performance. In the past 18 months the Company has identified major markets and replaced 90% of its independent sales staff with employed full-time sales people. The Company has prepared for any short term ramifications by developing a fully staffed inside sales group to assist in regulating the change to an employed field sales group, and will utilize independent field representatives in special situations.


COMPETITION

         The recognition industry includes two completely different markets that must be sold and managed individually. The service recognition market is approaching a billion dollar industry with three major competitors: O.C. Tanner, Jostens, and The Robbins Company which have combined annual sales of $400-$500 million. All three of these competitors are strong companies with large jewelry manufacturing facilities. The safety recognition industry is estimated to be a billion-dollar industry. The industry is fragmented and there is no dominant player in this industry. The Company is not aware of any competitor in the safety industry possessing the same core competencies as the Company. The Company competes on the basis of program design, customer service, product quality, full program administration and flexibility.


EMPLOYEES

        As of February 18, 1998 the Company employed a total of 140 regular employees. The number of seasonal employees fluctuated during 1997 from a high of 83 in the months of November, December and January when the Company generates approximately forty percent of its revenues and all of its profits to a low of 9 due to the seasonal nature of the Company's business. As a result the Company's working capital requirements are highest during November and December. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be excellent. As of February 18, 1998, the Company's health care plan covered 93 of its employees.


ITEM 2.   PROPERTIES.

                                                                          Owned
           Location                      Use              Size            Leased
           --------                      ---              ----            ------

Shelby, North Carolina                Warehouse &     134,000 sq. ft.    Owned
                                      Office

Kings Mountain, North Carolina        Warehouse       167,000 sq. ft.    Owned



        These facilities are located in appropriately designed buildings which are kept in good repair. All of the properties owned by the Company are pledged to various lenders. On March 4, 1998, the Company sold its 167,000 square foot Kings Mountain warehouse. The Company sold the warehouse for $425,000.


ITEM 3. LEGAL PROCEEDINGS.

        The Company is not involved in any material pending legal proceedings, other than ordinary, routine litigation incidental to its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.



                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.

        The Company was a wholly-owned subsidiary of Pages, Inc. until Pages, Inc. distributed all of the shares of Company Common Stock to its stockholders, effective at the close of business on December 31, 1996. The distribution was made pursuant to a Securities and Exchange Commission no-action letter stating, among other things, that the Securities and Exchange Commission will not recommend enforcement action if the Common Stock is distributed without registration under the Securities Act of 1933.


        Effective January 14, 1997, the Company's common stock began trading on the NASD OTC Bulletin Board service under the symbol "CASC". On June 2, 1997, the common stock began trading on the Nasdaq SmallCap market under the same symbol. On September 19, 1997, the Company completed a public offering of 780,000 units, each unit consisting of one share of common stock and two redeemable Class A Warrants. The units traded under the symbol CASCU from September 19, 1997 until October 21, 1997. On October 21, 1997 the units separated and the common stock continued to trade under the symbol CASC and the warrants began trading under the symbol CASCW. The following table sets forth, for the periods indicated the high and the low sale prices for shares of the common stock, units and warrants. Bulletin Board prices represent inter-dealer quotations, without adjustment for retail markup, markdown or commissions and may not represent actual transactions.


                                                          Trade Price
Calendar Year Ended December 1997                    High             Low
     Fourth Quarter
          CASC                                     6 7/16          2  5/8
          CASCW                                         3             5/8
          CASCU                                         9          8  1/4
     Third Quarter
          CASC                                     5  5/8          4  5/8

          CASCW                                       N/A             N/A
          CASCU                                    8  1/4          7  7/8
     Second Quarter
          CASC                                       4.83            2.99
          CASCW                                       N/A             N/A
          CASCU                                       N/A             N/A
     First Quarter
          CASC                                       4.14            3.22
          CASCW                                       N/A             N/A
          CASCU                                       N/A             N/A


         As of March 18, 1998, the Company had approximately 551 holders of record of its Common Stock.

         The Company has not declared or paid any cash dividends on the Common Stock since it was acquired by Pages, Inc. in 1990. The Company anticipates that for the foreseeable future it will retain earnings in order to finance the expansion and development of its business, and no cash dividends will be paid on its Common Stock. The Loan Agreement between the Company and The Huntington National Bank (the "Loan Agreement") does not allow the Company to pay cash dividends which total in excess of $100,000 on its Common Stock and only then when the Company is not in default under the Loan Agreement.

ITEM 6.  SELECTED FINANCIAL DATA.
(In thousands, except per share data)

                                                     Year           Year             Year                Year             Year
                                                    Ended          Ended             Ended              Ended             Ended
                                                  December        December          December           December          December
                                                     31,             31,               31,                31,               31,
                                               -----------------------------------------------------------------------------------
                                                    1997             1996              1995              1994              1993
                                               -----------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                       $    19,333       $    21,959       $    22,620       $    25,158       $    28,909
Cost and expenses                                   20,007            22,542            23,296            25,635            28,759
                                               -----------       -----------       -----------       -----------       -----------

Income (loss) before income taxes and
     cumulative effect of change in
     accounting principle                             (674)             (583)             (676)             (477)              150
(Provision) benefit for income taxes                   256               195               249               193               (57)
                                               -----------       -----------       -----------       -----------       -----------

Income (loss) before cumulative effect of
     change in accounting principle                   (418)             (388)             (427)             (284)               93
Cumulative effect of change in accounting
     principle, net of tax of $398                    --                 597              --                --                --
                                               -----------       -----------       -----------       -----------       -----------

Net income (loss)                              $      (418)      $       209       $      (427)      $      (284)      $        93
                                               ===========       ===========       ===========       ===========       ===========


PRO FORMA PER SHARE DATA:
Income (loss) before cumulative effect of
     change in accounting principle            $     (0.34)      $     (0.39)      $     (0.43)      $     (0.28)      $     (0.09)

Cumulative effect of change in
     accounting principle                             --                0.59              --                --                --
                                               -----------       -----------       -----------       -----------       -----------

Income (loss) per common share (1)             $     (0.34)      $      0.20       $     (0.43)      $     (0.28)      $     (0.09)
                                               ===========       ===========       ===========       ===========       ===========

Pro forma weighted average common
     and common equivalent shares                1,225,447         1,003,431         1,003,431         1,003,431         1,003,431
                                               ===========       ===========       ===========       ===========       ===========



BALANCE SHEET DATA:
Working capital                                $     7,202       $     5,025       $     3,774       $    (1,790)      $    (1,810)
Total assets                                        16,148            18,249            19,512            23,584            22,572

Stockholders' equity                                 5,188             3,328             3,119             3,547             3,831

(1) Represents pro forma earnings per common and potential common shares both on a basic and a diluted basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 None

RESULTS OF OPERATIONS

           The table below sets forth certain financial data expressed as a percentage of revenues (percentage may not total 100% due to rounding):

                                                           Percentage of Revenues
                                                    ------------------------------------------
                                                    Twelve Months  Twelve Months Twelve Months
                                                         Ended         Ended         Ended
                                                      December 31, December 31,   December 31,
                                                          1997         1996          1995
                                                    ------------------------------------------
Total revenue                                             100.0%       100.0%       100.0%
Cost of goods sold                                         59.1%        61.6%        61.3%
                                                          -----        -----        -----


Gross profit                                               40.9%        38.4%        38.7%
Selling, general, and administrative                       40.1%        36.7%        36.1%
Interest                                                    2.4%         0.6%         1.8%
Depreciation and amortization                               1.9%         1.5%         1.6%
Management Fee                                               --          2.3%         2.2%
                                                          -----        -----        -----

Loss from continuing operations before income taxes        (3.5%)       (2.7%)       (3.0%)
                                                          =====        =====        =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

         Revenues for the year ended December 31, 1997 approximated $19.3 million, compared to $22.0 million in revenues for the year ended December 31, 1996, a decrease of 12% or approximately $2.7 million. The decline in revenue was due to disappointing year-end holiday sales and a decrease in volume on certain existing customers coupled with delayed redemption on new accounts, as well as the Company repositioning itself in more profitable business segments.

         Cost of goods sold for the year ended December 31, 1997 approximated $11.4 million, compared to approximately $13.5 million of cost of goods sold for the year ended December 31, 1996, a decrease of 15.6% or approximately $2.1 million. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold decreased to 59.1% in 1997 from 61.6% in 1996. The 2.51% decrease in cost of goods sold was principally attributable to a change in product mix.

        Selling, general, and administrative expense for the year ended December 31, 1997 approximated $7.8 million for the year ended December 31, 1997, compared to approximately $8.1 million for the year ended December 31, 1996, a decrease of 3.7% or approximately $300,000. The decrease in selling, general and administrative expenses was due to decreased sales and continued cost reduction efforts implemented by the Company.

        Interest expense was approximately $469,000 for the year ended December 31, 1997, compared to $129,000 for the year ended December 31, 1996, an increase of 264% or approximately $340,000. The average outstanding debt on the credit facility by month in 1997 approximated $1.1 million compared to $1.9 million for 1996. The average outstanding balance on the subordinated debenture by month in 1997 approximated $5 million compared to $0 in 1996. Additionally, the average interest rate for 1997 approximated 9.42% compared to approximately 9.15% for 1996 on the credit facility. The interest rate on the subordinated debenture for 1997 approximated 7% compared to 0% in 1996. The increase in interest was mainly attributable to the interest paid on a subordinated debenture given to Pages, Inc. when the Company was spun off.

        Depreciation and amortization expense was approximately $359,000 for the year ended December 31, 1997, compared to $338,200 for the year ended December 31, 1996, a increase of 6.2% or approximately $21,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1996.

        Income tax benefit was $256,000 for the year ended December 31, 1997, compared to $195,100 for the year ended December 31, 1996. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the loss before taxes.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

        Revenues were approximately $22.0 million for the year ended December 31, 1996, compared to $22.6 million for the year ended December 31, 1995, a decrease of 3% or approximately $660,000. The decline in revenue was due to a disappointing year-end holiday sales and a decrease in volume on certain existing customers coupled with delayed redemption on new accounts.

        Cost of goods sold was approximately $13.5 million for the year ended December 31, 1996, compared to approximately $13.9 million for the year ended December 31, 1995, a decrease of 2.8% or approximately $400,000. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold increased to 61.6% in 1996 from 61.3% in 1995. The 0.3% increase in cost of goods sold is principally attributable to a change in product mix.

        Selling, general, and administrative expense was approximately $8.1 million for the year ended December 31, 1996, compared to approximately $8.2 million for the year ended December 31, 1995, a decrease of 1% or approximately $100,000. The decrease in selling, general and administrative expenses was due to decreased sales and cost reduction efforts implemented by the Company.

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

        Depreciation and amortization expense was approximately $338,200 for the year ended December 31, 1996, compared to $362,500 for the year ended December 31, 1995, a decrease of 7% or approximately $24,300. The decrease in depreciation and amortization expense was principally attributable to the amortization of the remaining deferred loan cost during 1996.

        Income tax benefit was $195,100 for the year ended December 31, 1996, compared to $248,600 for the year ended December 31, 1995. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the loss before taxes.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility and proceeds from the public offering of units consisting of common stock and warrants during the third quarter of 1997. The Company's primary uses of funds consist of financing inventory and receivables.

        Net working capital increased to $7,202,000 as of December 31, 1997 from net working capital of $5,025,000 as of December 31, 1996. The increase was primarily attributed to reduced borrowings in 1997 and the proceeds from the public offering, as well as a reduction in inventory carrying levels.

        The Company has adopted a growth strategy which will be accomplished through increased efforts of the Company's existing highly trained sales force in order to expand current market share and enter into new markets.

         The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility and the proceeds from the sale of the Kings Mountain warehouse and the first deed of trust on the Shelby facilities, will cover operating expenditures and meet the short-term debt obligations. The Company's credit facility is due and payable in full on June 30, 1998. Although the lender has not issued a commitment to do so, the Company's relationship with it's lender is favorable and the Company anticipates that the credit facility will be renewed when due.

         Effective at the close of business on December 31, 1996, a tax free spin off of the Company's common stock from it's parent, Pages, was completed (the "Distribution"). In the Distribution, for every ten shares of Pages common stock outstanding on the record date, one and one-half shares of the Company's common stock was distributed to Pages' stockholders. The Company entered into a $5 million, 7% subordinated debenture with Pages simultaneously with the Distribution in satisfaction of amounts due to Pages by the Company. The excess of the amount due to Pages as of the Distribution over the $5 million subordinated debenture was recorded as paid in capital. Principal payments will be $100,000 per year for the first four years, and a final payment due at the end of the fifth year for the remaining principal balance. Interest is at 7% per annum, payable quarterly. Based on the consummation of the Distribution effective January 1, 1997, the amounts due to Pages previously recorded as current have been reclassified to long term, thus significantly increasing the Company's net working capital, as described earlier in this section. The Company discharged the debenture in full in January 1998 for $3.5 million.


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


SEASONALITY

         The Company's business is highly seasonal, with approximately 39% of its revenues and most of its profits recorded in the months of November, December, and January. As a result, the Company's working capital requirements are highest during November and December when the combination of receivables and inventory are at peak levels. The Company typically experiences losses in its second and third quarters.

         As the results from the Company's growth strategy develop, the effects of seasonality should be diminished. The business segments on which the Company has chosen to focus offer steadier revenue flows, as well as more consistent requirements for working capital.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Financial Statements and Financial Statement schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         A report on Form 8K was dated and filed on July 23, 1997, reporting under Item 4 the dismissal of Deloitte & Touche, LLP as the Company's principal independent accountant, and the engagement of Hausser + Taylor, LLP as its new independent accountants.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

        The following table sets forth certain information concerning the directors and executive officers of the Company:

                                                                               Director or
                                                                                Executive
       Name                Age                 Position                      Officer Since
       ----                ---                 --------                      -------------
S. Robert Davis (1)         59       Chairman of the Board                       1990 (2)

Charles R. Davis (1)        36       President and Director                      1990 (2)

Robert V. Boylan            34       Chief Operating Officer and Director        1997

Jeffrey A. Ross             30       Chief Financial Officer and Secretary       1996

David J. Richards           45       Director                                    1997

Michael P. Beauchamp        51       Director                                    1997


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

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

        S. ROBERT DAVIS is the Chairman of the Board and President of Pages, Inc., a Company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Pages"). Prior to his election to the Board of Directors of Pages, he served as Assistant to the President of Pages from January, 1988, to March, 1990, on a part-time basis. Additionally, during the past five years Mr. Davis has operated several private businesses involving the developing, sale, and/or leasing of real estate.

        CHARLES R. DAVIS was elected President of the Company in September, 1992. Additionally, during the past five years Mr. Davis has operated several private businesses involving the developing, sale and/or leasing of real estate but devotes substantially all of his business time to the Company.

        ROBERT V. BOYLAN joined the Company in August, 1996, as Executive Vice President of Sales, and was promoted to Chief Operating Officer in March of 1997 and was elected to the board of directors in May, 1997. Prior to joining the Company, Mr. Boylan served in various sales and marketing capacities with Certainteed Corporation, a diversified building products manufacturer. Certainteed is not a parent, subsidiary, or other affiliate of the Company. Mr. Boylan has also served as a contract consultant for the American Management Association, as well as Beauvestco Consulting, specializing in sales development and sales management. Mr. Boylan received his MBA from Wake Forest University.

        JEFFREY A. ROSS is a certified public accountant. He joined the Company as its controller in June, 1993. Mr. Ross was employed as an accountant by Hausser + Taylor LLP, a large public accounting and consulting firm from September, 1989, until June, 1993.

        DAVID J. RICHARDS has been the President and a director of NetMed, Inc. for over five years. NetMed is not a parent, subsidiary or other affiliate of the Company. NetMed is a company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

        MICHAEL P. BEAUCHAMP has been the President of Beauvestco, a management consulting firm, since 1989. Beauvestco is not a parent, subsidiary, or other affiliate of the Company.


SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the"Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16 (a) forms they file.

        Based solely upon a review of such forms furnished to the Company pursuant to Rule 16a-3 under the Exchange Act, the Company believes that all such forms required to be filed pursuant to Section 16 (a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same.

ITEM 11. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

        Each director who is not an officer of the Company will receive a fee of $500 for attendance at each Board meeting, a fee of $250 for attendance at each telephonic Board meeting, and a fee of $250 for attendance at each meeting of a Board committee of which he is a member. Directors who are also officers of the Company receive no additional compensation for their services as directors. The Company has adopted a Non-Employee Director Stock Option Plan, which provides for the grant, at the discretion of the Company's Board of Directors, of options to purchase up to 40,000 shares of Company common stock upon such terms as are determined by the Board in its discretion. In June, 1997, options to purchase 10,000 shares of common stock at a purchase price of $4.50 per share were granted under the Director Option Plan.


EXECUTIVE COMPENSATION

        The following table shows, for the fiscal years ended December 31, 1997; 1996; and 1995 the cash compensation paid by the Company, as well as certain other compensation paid for those years to the Company's President and C.E.O. and to the Chief Operating Officer. No other executive officers had total salary and bonus that exceeded $100,000 during the years ended 1997, 1996 and 1995. None of the Company's executive officers have employment agreements with the Company.

                           Summary Compensation Table

                                       Annual Compensation                               Long-Term Compensation
                                  -----------------------------                          ----------------------
          Name and                                                     Other Annual              Number of
     Principal Position           Year       Salary       Bonus        Compensation         Options Awarded (1)
     ------------------           ----       ------       -----        ------------         ---------------
Charles R. Davis                  1997      $155,000     $25,000        $      0              35,000 (3)
President & C.E.O.                1996      $132,315          $0        $134,040 (2)               0
                                  1995      $147,896          $0        $103,389 (2)               0

Robert V. Boylan                  1997      $107,000     $ 1,000        $      0              12,500
Chief Operating Officer

(1) Stock options previously granted to the named Executive Officers, by their terms, automatically adjust to reflect certain changes in the outstanding Common Shares of the Company, including stock dividends.

(2) Reflects the difference between the fair market value of the Common Shares received and the stock option exercise price on the date of exercise.

(3) On July 17, 1997, the Company agreed to grant to Mr. Davis performance options to purchase 200,000 shares of Company common stock, 50,000 of which will be granted if the Company has pre-tax earnings of at least $1 million in any fiscal year, 75,000 of which will be granted if the Company has pre-tax earnings of at least $1.5 million in any fiscal year, and 75,000 of which will be granted if the Company has pre-tax earnings of at least $2 million in any fiscal year, in each case as long as Mr. Davis was employed by the Company at the end of the applicable fiscal year. The performance options are exercisable at the market price of the common stock at the date of grant, which will be the date the Company files its Form 10-K with its audited financial statements showing that the required earnings plateau is satisfied.


                                    Stock Option Grants in Last Fiscal Year
-----------------------------------------------------------------------------------------------------------------------------
                                          Individual Grants
                       -------------------------------------------------------------        Potential Realized Value
                       Number of          Percent of                                     at Assumed Annual Rate of Stock
                        Options         Total Options      Exercise or                 Price Appreciation for Option Term (1)
                        Granted      Granted in Employees   Base Price    Expiration   --------------------------------------
       Name             in 1997             in 1997         per Share        Date           5%                 10%
       ----             -------             -------         ---------        ----           --                 ---
Charles R. Davis      35,000 (2)              40%             $3.50         3/12/07       42,000            195,300

Robert V. Boylan       7,500 (2)             8.60%            $4.00         1/17/07       18,900             47,850
                       5,000                 5.70%            $3.50         3/12/07        6,000             27,900



(1) These assumed appreciation rates are not derived from the historical or projected prices of the Company's Common Stock or results of operations or financial condition and they should not be viewed as a prediction of possible prices of value for the Company's Common Stock in the future.

(2) The stock options were granted under the Company's 1996 Incentive Stock Option Plan, and are exercisable commencing January 17, 1998 and March 12, 1998.


              Aggregated Options/SAR Exercises with Las Fiscal Year
                     and Fiscal Year End Options/SAR Values

                                                   Number of Shares          Value of Unexercised
                                                Underlying Unexercised           In-the-Money
                                               Options/SAR's at FY End     Options/SAR's at FY End
                   Shares Acquired    Value    -------------------------   -------------------------
       Name         or Exercised    Realized   Exercisable Unexercisable   Exercisable Unexercisable
       ----         ------------    --------   ----------- -------------   ----------- -------------
 Charles R. Davis       None           N/A         35,000       0              N/A         N/A
 Robert V. Boylan       None           N/A         12,500       0              N/A         N/A


No options at year end were in the money options.


1996 AND 1997 INCENTIVE STOCK OPTION PLAN

        The Company has adopted a 1996 Incentive Stock Option Plan and a 1997 Employee Stock Option Plan (the "Incentive Plans") which provide for the grant, at the discretion of the Board of Directors, of options to purchase up to 85,000 and 150,000 shares, respectively, of Common Stock to key employees of the Company. It is intended that options granted under the Incentive Plans qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The selection of participants, allotment of shares, determination of exercise price and other considerations relating to the grant of options under the Incentive Plans is determined by the Board of Directors, at its discretion. Options granted under the Incentive Plans are exercisable for a period of up to ten years and five years, respectively, after the date of grant at an exercise price which is not less than the fair market value of the shares on the date of grant, except that the term of an incentive stock option granted under the Incentive Plans to a shareholder owning more than 10% of the outstanding shares may not exceed five years and its exercise price may not be less than 110% of the fair market value of the shares on the date of grant. In January, 1997, the Company granted options under the Incentive Plan to purchase 29,500 shares of Common Stock at a purchase price of $4.00 per share, on two different occasions in March, 1997, the Company granted options under the 1997 Employee Plan to purchase 40,000 shares of Common Stock at a purchase price of $3.50 per share and 5,000 shares of Common Stock at a purchase price of $4.00 per share. In December, 1997, the Company granted options under the Incentive Plan to purchase 13,000 shares of Common Stock at a purchase price of $3.0625 per share. Options currently outstanding under the 1996 Incentive Plan are not exercisable until the expiration of one year after the date of grant. Options currently outstanding under the 1997 Incentive Plan are exercisable based on the following schedule.

                                                      Cumulative Percentage of Aggregate
                                                      Number of Shares of Stock Covered
Exercise Period                                       by an Option Which May be Exercised
---------------                                       -----------------------------------
Beginning on the one year anniversary date
from date of grant                                                  33%*

Beginning on the second anniversary date
from date of grant                                                  33%*

Beginning on the third anniversary date
from date of grant                                                  33%*

* less, in the case of each exercise period, the number of Shares, if any, previously purchased under the Option.


COMMITTEES OF THE BOARD OF DIRECTORS

        In May of 1997 the Company formed a compensation committee. The Compensation Committee consisted of S. Robert Davis, David J. Richards, and Michael P. Beauchamp during the last fiscal year. Neither Mr. Davis, Mr. Richards or Mr. Beauchamp serves as an employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Prior to the distribution by Pages of the common stock of the Company to the Pages shareholders, effective at the close of business on December 31, 1996, Pages owned all of the outstanding shares of the Company's common stock. The following table sets forth, to the best of the Company's knowledge, certain information with respect to the beneficial ownership of shares of the Company's common stock owned beneficially by (i) each person who beneficially owns more than 5% of the outstanding Short Common Stock, (ii) each director of the Company, (iii) the President and Chief Operating Officer of the Company (the only executive officers of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 1997, exceeded $100,000) and (iv) directors and executive officers of the Company as a group:


                                              Amount and Nature of                Percent of
Name and Address                            Beneficial Ownership (1)               Class (2)
----------------                            ------------------------               ---------
S. Robert Davis                                    213,020 (3)                       11.9%
801 94th Avenue North
St. Petersburg, Florida 33702

Charles R. Davis                                   140,016 (4)                        7.9%
4205 East Dixon Blvd.
Shelby, North Carolina 28150


Robert V. Boylan                                    17,036                            1  %
4205 East Dixon Blvd.
Shelby, North Carolina 28150

All directors and executive officers               420,843 (5)                       23.6%
as a group (4 persons)


(1)      Represents sole voting and investment power unless otherwise indicated.

(2) Based on 1,783,200 shares of Company common stock outstanding as of December 31, 1997, plus, as to each person listed, that portion of the 63,500 unissued shares of Company common stock subject to outstanding options which may be exercised by such person within the next 60 days; and as to all directors and executive officers as a group, unissued shares of common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(3) Includes 4,066 shares owned by Mr. Davis' wife as to which Mr. Davis disclaims beneficial ownership.

(4) Includes 936 shares owned by Mr. Davis' wife and 725 shares owned by Mr. Davis' children as to which Mr. Davis disclaims beneficial ownership and includes 35,000 unissued shares of Company common stock as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(5) The number of shares of Common Stock beneficially owned by all directors and executive officers as a group includes all the shares of Common Stock listed above including 10,000 unissued shares of Common Stock as to which the Company's two non-employee directors have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days, 26,709 shares of Common Stock owned by Mr. Richards, a director of the Company, and 5,967 shares of Common Stock owned by Mr. Beauchamp, a director of the Company, 4,536 shares of Common Stock owned by Robert V. Boylan, an executive officer and director of the Company, and includes 12,500 unissued shares of Company Common Stock as to which Mr. Boylan has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days and 2,095 shares of Common Stock owned by Jeffrey A. Ross, an executive officer of the Company and includes 6,000 unissued shares of Company Common Stock as to which Mr. Ross has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As of December 31, 1997, the Company was indebted to Pages in the principal amount of $5,000,000 pursuant to a subordinated debenture dated December 31, 1996 executed by the Company in conjunction with the distribution by Pages of the common stock of the Company to the Pages shareholders. S. Robert Davis is a director, officer and shareholder of Pages. On January 23, 1998, the Company purchased the subordinated debenture in the original principal amount of $5 million for $3.5 million.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements:

                  See Index to Financial Statements and Financial Statement Schedule.

         2. Financial Statement Schedule:

                  See Index to Financial Statements and Financial Statement Schedule.

         3. Exhibits:

         Exhibit                                                         Method
         Number      Description                                       of filing
         ------      -----------                                       ---------
         1           Underwriting Agreement                                 1

         2           Agreement and Plan of Merger                           1

         3 (i).1    Certificate of Incorporation                            1

         3 (i).2    Certificate of Amendment to Certificate of
                     Incorporation                                          1

         3 (ii)      Bylaws                                                 1

         4.1         Form of Stock Certificate                              1

         4.2         Warrant Agreement                                      1

         4.3         Form of Warrant Certificate                            3

         4.4         Form of Warrant-R.L. Renck & Company                   3

         10.1        1996 Incentive Stock Option Plan                       1

         10.2        Employee Stock Option Plan                             1

         10.3        Huntington Loan Documents:

                     10.3.1     Loan and Security Agreement                 1

                     10.3.2     Revolving Note                              1

                     10.3.3     Commercial Letter of Credit
                                Reimbursement Agreement                     1

                     10.3.4     Deed of Trust, Assignment of
                                Rents and Security Agreement                1

                     10.3.5     Debt Subordination and
                                Intercreditor Agreement                     1

                     10.3.6     Third Amendment to Loan
                                and Security Agreement                      3

                     10.3.7     Third Note Modification
                                and Extension Agreement                     3

         10.4        Non-Employee Director Stock Option Plan                1


         10.5        Amendment to 1996 Incentive Stock Option Plan          2

         10.6        1997 Incentive Stock Option Plan                       3

         10.7        Charles R. Davis' Performance Option Agreement         2

         27          Financial Data Schedule                                3


1 Incorporated by reference to the Company's registration statement on Form 10, file number 0-21717, filed in Washington, D.C.

2 Incorporated by reference to the Company's registration statement of Form 10-Q for the quarter ended March 31, 1997, filed in Washington, D.C.

3        Filed herewith.

(b) Reports on Form 8-K

         A report on Form 8K was dated and filed on July 23, 1997, under Item 4 dismissing Deloitte & Touche, LLP as its principal independent accountant, and the engagement of Hausser + Taylor as its new independent accountants.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CASCO INTERNATIONAL, INC.
                                      (Registrant)


Dated:      March 30, 1998                By: /s/ Charles R. Davis
       ------------------------           ------------------------------------
                                          Charles R. Davis
                                          President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:      March 30, 1998                By: /s/ S. Robert Davis
       ------------------------           ------------------------------------
                                          S. Robert Davis
                                          Chairman of the Board, and Director


Dated:      March 30, 1998                By: /s/ Charles R. Davis
       ------------------------           ------------------------------------
                                          Charles R. Davis
                                          President, and Director
                                          (principal executive officer)

Dated:      March 30, 1998                 By: /s/ Robert V. Boylan
       ------------------------           ------------------------------------
                                          Robert V. Boylan
                                          Chief Operating Officer, and Director


Dated:      March 30, 1998                By: /s/ Jeffrey A. Ross
       ------------------------           ------------------------------------
                                          Jeffrey A. Ross
                                          Chief Financial Officer, and Secretary
                                          (Principal Accounting and
                                          Financial Officer)

                            CASCO INTERNATIONAL, INC.
                           (formerly CA Short Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Independent Auditors' Report--                                             24
         Hausser + Taylor LLP - for the years ended
         December 31, 1997, 1996 and 1995.


Statements of operations--                                                 25
         Years ended December 31, 1997, 1996 and 1995.

Balance sheets--                                                           26
         December 31, 1997 and December 31, 1996.

Statements of cash flows--                                                 28
         Years ended December 31, 1997, 1996 and 1995.

Statements of stockholders' equity--                                       29
         Years ended December 31, 1997, 1996 and 1995

Notes to the financial statements--                                        30
         Years ended December 31, 1997, 1996 and 1995.

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of CASCO INTERNATIONAL, INC.
Shelby, North Carolina

We have audited the accompanying balance sheets of CASCO INTERNATIONAL, INC., (the "Company"), formerly CA Short Company, as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                             /s/ Hausser + Taylor LLP

Columbus, Ohio
March 4, 1998

                            CASCO INTERNATIONAL INC.
                           (formerly CA Short Company)
                             STATEMENT OF OPERATIONS
              For the years ended December 31, 1997, 1996 and 1995

                                                      1997               1996               1995
                                                  ------------       ------------       ------------

Revenues                                          $ 19,332,922       $ 21,959,396       $ 22,620,011
                                                  ------------       ------------       ------------

Costs and Expenses:
   Cost of goods sold                               11,417,111         13,523,932         13,862,313
   Selling, general and administrative               7,761,328          8,051,446          8,155,260
   Interest                                            469,355            128,965            416,189
   Depreciation and amortization                       358,855            338,234            362,523
   Management fee paid to Pages                           --              500,000            500,000
                                                  ------------       ------------       ------------
                                                    20,006,649         22,542,577         23,296,285
                                                  ------------       ------------       ------------

Loss before income taxes and cumulative
   effect of change in accounting principle           (673,727)          (583,181)          (676,274)
Benefit for income taxes                               256,000            195,100            248,600
                                                  ------------       ------------       ------------


Income (loss) before cumulative effect of
   change in accounting principle                     (417,727)          (388,081)          (427,674)
Cumulative effect of change in accounting
   principle, net of tax of $397,850                      --              596,814               --
                                                  ------------       ------------       ------------

NET INCOME (LOSS)                                 $   (417,727)      $    208,733       $   (427,674)
                                                  ============       ============       ============

PROFORMA INCOME (LOSS) PER COMMON SHARE - BASIC:
Loss before cumulative effect of
   change in accounting principle                 $      (0.34)      $      (0.39)      $      (0.43)
Cumulative effect of change in accounting
   principal                                              --                 0.59               --
                                                  ============       ============       ============
Net Income (loss)                                        (0.34)              0.20              (0.43)
                                                  ============       ============       ============

PROFORMA AMOUNTS ASSUMING THE NEW ACCOUNTING
   METHOD IS APPLIED RETROACTIVELY:
Net loss                                          $   (417,727)      $   (388,081)      $   (169,802)
                                                  ============       ============       ============
Loss per common share                             $      (0.34)      $      (0.39)      $      (0.17)
                                                  ============       ============       ============

Proforma weighted average common and
   common equivalent shares                       $  1,225,447       $  1,003,200       $  1,003,200
                                                  ============       ============       ============

    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL INC.
                           (formerly CA SHORT COMPANY)
                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                     ASSETS                                          1997               1996
                                                                 ------------       ------------

Current assets:
  Cash                                                           $     73,516       $    130,971
  Accounts receivable                                               5,043,423          4,644,027
  Inventory                                                         4,545,752          6,968,365
  Prepaid expenses                                                    973,329            818,108
                                                                 ------------       ------------

           Total current assets                                    10,636,020         12,561,471
                                                                 ------------       ------------

Building and equipment:
  Buildings                                                         3,194,058          3,194,058
  Equipment                                                         2,025,552          1,866,122
                                                                 ------------       ------------
                                                                    5,219,610          5,060,180
Less accumulated depreciation                                      (1,664,540)        (1,339,848)
                                                                 ------------       ------------
                                                                    3,555,070          3,720,332
Land                                                                  211,468            211,468
                                                                 ------------       ------------

           Total property and equipment, net                        3,766,538          3,931,800
                                                                 ------------       ------------

Other assets:
  Cost in excess of net assets acquired, net of accumulated
  amortization of $267,608 and $233,444, respectively               1,098,859          1,133,023
Other                                                                 646,256            622,256
                                                                 ------------       ------------
                                                                    1,745,115          1,755,279
                                                                 ------------       ------------

TOTAL ASSETS                                                     $ 16,147,673       $ 18,248,550
                                                                 ============       ============




    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                           (formerly CA SHORT COMPANY)
                                 BALANCE SHEETS
                           December 31, 1997 and 1996

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                  1997               1996
                                                              ------------       ------------
Liabilities:
   Accounts payable                                           $  1,062,112       $  1,572,020
   Short-term debt obligations                                        --            3,669,746
   Short-term subordinated debenture                               100,000               --
   Accrued liabilities                                             320,157            342,156
   Advanced deposits-current                                     1,951,471          1,952,317
                                                              ------------       ------------

           Total current liabilities                             3,433,740          7,536,239
                                                              ------------       ------------

Due to Pages                                                          --            4,124,975
Advanced deposits-noncurrent                                     2,558,517          2,935,626
Subordinated debenture                                           4,900,000               --
Deferred tax liability                                              67,650            323,650
                                                              ------------       ------------

Total Liabilities                                               10,959,907         14,920,490
                                                              ------------       ------------

Commitments and contingencies                                         --                 --

Stockholders' equity:
   Preferred shares:  $.01 par value, 300,000 authorized
      none issued and outstanding                                     --                 --
   Common shares: par value $.01, authorized 5,000,000, issued
      1,783,200 and 334.91 shares respectively                      17,832                  3
   Capital in excess of par value                                6,417,586          4,157,982
   Accumulated deficit                                          (1,247,652)          (829,925)
                                                              ------------       ------------

           Total stockholders' equity                            5,187,766          3,328,060
                                                              ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 16,147,673       $ 18,248,550
                                                              ============       ============

                            CASCO INTERNATIONAL, INC.
                           (formerly CA SHORT COMPANY)
                  STATEMENTS OF CASH FLOWS For the years ended
                        December 31, 1997, 1996 and 1995

                                                      1997               1996               1995
                                                 ------------       ------------       ------------
Cash flows from operating activities:
   Net income (loss)                             $   (417,727)      $    208,733       $   (427,674)
   Adjustments to reconcile
   net income (loss) to cash provided
   by (used in) operating activities
     Depreciation and amortization                    358,855            338,234            362,523
     Deferred tax provision (benefit)                (256,000)           202,750           (248,600)
   Changes in assets and liabilities
Increase (decrease) in assets:
     Accounts receivable                             (399,396)         1,457,602          1,176,556
     Inventory                                      2,422,613           (187,953)         2,929,577
     Prepaid expenses and other assets               (179,221)           (18,377)           (22,151)
Increase (decrease) in liabilities:
   Accounts payable and accrued liabilities          (531,907)           243,124         (2,151,502)
   Advance deposits                                  (377,955)          (760,164)         1,433,220
                                                 ------------       ------------       ------------
           Total adjustments                        1,036,989          1,275,216          3,479,623
                                                 ------------       ------------       ------------
Net cash provided by operating activities             619,262          1,483,949          3,051,949
                                                 ------------       ------------       ------------
Cash flows from investing activities:
   Payments for purchases of property
   and equipment                                     (159,430)          (421,740)          (161,676)
                                                 ------------       ------------       ------------
Cash used in investing activities                    (159,430)          (421,740)          (161,676)
                                                 ------------       ------------       ------------
Cash flows from financing activities:
   Due to Pages                                          --                 --           (2,488,397)
   Proceeds from debt obligation                   14,905,007         24,813,186         30,982,347
   Principal payments on debt                     (18,574,753)       (25,971,102)       (31,170,959)
   Issuance of Common Stock Units                   3,152,459               --                 --
                                                 ------------       ------------       ------------

Cash used in financing activities                    (517,287)        (1,157,916)        (2,677,009)
                                                 ------------       ------------       ------------
Increase (decrease) in cash                           (57,455)           (95,707)           213,264
Cash, beginning of year                               130,971            226,678             13,414
                                                 ------------       ------------       ------------
Cash, end of year                                $     73,516       $    130,971       $    226,678
                                                 ============       ============       ============
Other Cash Flow Information:
Cash payments during the year for:
   Interest                                      $    469,355       $    166,657       $    442,638
   Income taxes, net of refunds                          --                 --                 --
Noncash Financing Activities:
  Subordinated debenture with Pages
  assumed at spinoff                             $  5,000,000       $       --         $       --
  Due to Pages replaced with subordinated
  debenture                                      $  4,124,975       $       --         $       --
  Decrease to APIC and common stock from
  spinoff                                        $    875,025       $       --         $       --

    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                           (formerly CA SHORT COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY For the
                  years ended December 31, 1997, 1996 and 1995

                                                                         Capital in
                                                          Common          Excess of         Accumulated
                                           Shares          Stock          Par Value           Deficit           Total
                                           ------          -----          ---------           -------           -----

Balance December 31, 1994                   334.91       $  33,491       $ 4,124,494       $  (610,984)      $ 3,547,001
Net loss                                                                                      (427,674)         (427,674)
                                        ----------       ---------       -----------       -----------       -----------

Balance December 31, 1995                   334.91          33,491         4,124,494        (1,038,658)        3,119,237
Change in par value of common
stock                                                      (33,488)           33,488
Net income                                                                                     208,733           208,733
                                        ----------       ---------       -----------       -----------       -----------

Balance December 31, 1996                   334.91               3         4,157,982          (829,925)        3,328,060

Spinoff from Pages                         (334.91)             (3)         (884,313)                           (884,316)

Distribution to Pages stockholders         929,103           9,291                                                 9,291

Stock Dividend                              74,097             741              (741)

Offering                                   780,000           7,800         3,144,658                           3,152,458

Net loss                                      --              --                --            (417,727)         (417,727)
                                        ----------       ---------       -----------       -----------       -----------

Balance December 31, 1997                1,783,200       $  17,832       $ 6,417,586       $(1,247,652)      $ 5,187,766
                                        ==========       =========       ===========       ===========       ===========



    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                           (Formerly CA Short Company)

                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

     Effective at the close of business on December 31, 1996, a tax free spin off of the Company's common stock from it's parent, Pages, was completed (the "Distribution"). In the Distribution, for every ten shares of Pages common stock outstanding on the record date, one and one-half shares of the Company's common stock was distributed to Pages' stockholders.

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

     The effect of this accounting change in 1996 was to increase income before income taxes and cumulative effect of change in accounting principle by $209,190, net of associated commission expense of $32,704 for the year ended December 31, 1996.

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

PREPAID EXPENSES

     Prepaid expenses at December 31, 1997 and 1996 include $651,359 and $701,021, respectively, of prepaid selling costs that include costs for commissions paid to salespeople that relate to advanced deposits for the sales of incentive and recognition awards programs. Such costs are directly attributable to obtaining specific future commitments and are expensed in the year the related revenue is recorded.

BUILDINGS AND EQUIPMENT

     Buildings and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from three to thirty-one years. Major repairs and betterments are capitalized; minor repairs are expensed as incurred. Depreciation expense for the years ended December 31, 1997, 1996 and 1995, totaled $324,691, $302,832 and $278,254, respectively.

COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER ASSETS

     Cost in excess of net assets acquired are amortized on a straight line basis over 40 years. Management periodically evaluates its accounting for cost in excess of net assets acquired by considering such factors as historical performance, current operating results and future operating income. At each balance sheet date, the Company evaluates the realizability of cost in excess of net assets acquired based upon estimated nondiscounted cash flows. Based upon its most recent analysis, the Company believes that no material impairment of cost in excess of net assets acquired exists at December 31, 1997. Based on this periodic review, management believes that the carrying value of cost in excess of net assets acquired is reasonable and the amortization period is appropriate. Amortization expense on cost in excess of net assets acquired for the years ended December 31, 1997, 1996 and 1995 totaled $34,162, $34,162 and $34,162, respectively.

     Other assets include cash surrender value of life insurance and deferred loan costs. The deferred loan costs are amortized using the straight line method over the terms of the related contracts. Amortization expense totaled $0, $1,240 and $50,107, for the years ended December 31, 1997, 1996 and 1995, respectively.

DUE TO PAGES

     Amounts due to Pages at December 31, 1996 are net borrowings which occurred in the ordinary course of business. No interest has been recorded on the outstanding balance (See Notes 4 and 7).

INCOME TAXES

     The Company employs Statement of Financial Accounting Statements ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As noted above, the Company was a wholly-owned subsidiary of Pages through December 31, 1996 when a tax-free spin off was completed. The Company was included in Pages consolidated tax returns for 1996 and 1995.

PER SHARE DATA

     Per share amounts have been computed based on the weighted average number of common shares outstanding during the period and have been adjusted to give retroactive effect to the distribution of shares to Pages' stockholders and to the 8% stock dividend paid to stockholders of record on July 16, 1997. The potential common stock outstanding at December 31, 1997 would be antidilutive for the year ended December 31, 1997. There were no potential common stock outstanding for the years ended December 31, 1996 and 1995. Therefore, basic earnings per share equal earnings per share as previously recorded.

PROFIT SHARING PLANS

     The Company has a noncontributory profit sharing retirement plan (the "Plan"), covering a significant number of employees for which accrued costs are funded. Company contributions to the Plan are discretionary. There were no Company contributions for the years ended December 31, 1997, 1996 and 1995.

LONG-LIVED ASSETS

     The Company utilizes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which required adoption in 1996. The general requirements of SFAS No. 121 apply to the fixed and intangible assets of the Company and require impairment to be considered whenever assets are disposed of or whenever events or change in circumstances indicate that the carrying amount of the asset will not be recoverable based on expected future cash flows of the asset. The Company periodically evaluates the recoverability of long-lives assets and measures the amount of impairment if any. There were no impairment adjustments at December 31, 1997, 1996 and 1995.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying value of all current assets and liabilities approximates the fair value because of their short term nature. The fair values of non-current assets and liabilities approximate their carrying value based on current market prices. (Refer to Note 8 for purchase of subordinated debenture after December 31, 1997.)

STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 15, "Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise prices of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation (Statement 123).


ACCOUNTING PRONOUNCEMENT FOR 1998

     The FASB has issued three pronouncements for fiscal years beginning after December 15, 1997 -- SFAS No. 130 -- "Reporting of Comprehensive Income"; SFAS No. 131 -- "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132 -- "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Company believes that the effect of the adoption of the above will not be material to its financial position or results of operations.


2.   STOCK OPTIONS AND WARRANTS

     At December 31, 1997, 235,000 common shares of the Company were reserved for issuance under the incentive stock option plans, 40,000 shares were reserved under the non-employee director stock option plan and 1,560,000 shares were reserved under outstanding warrants. Additionally, 200,000 common shares of the Company were reserved under a performance option plan for the President.

                                                  December 31,    December 31,
                                                      1997            1996
                                                  ------------    ------------
Incentive Stock Option Plan
  Outstanding, beginning of year                           0             N/A
  Granted                                             87,500             N/A
  Canceled                                              None             N/A
  Exercised                                             None             N/A
                                                  ----------      ----------

Outstanding, end of year                              87,500             N/A
                                                  ----------      ----------

Exercise price range of options outstanding          $3.0625             N/A
                                                          to              to
                                                     $4.0000             N/A


Non-Employee Director Option Plan
  Outstanding, beginning of year                           0             N/A
  Granted                                             10,000             N/A
  Canceled                                              None             N/A
  Exercised                                             None             N/A
                                                  ----------      ----------

Outstanding, end of year                              10,000             N/A
                                                  ----------      ----------

Exercise price range of options outstanding            $4.50             N/A
                                                          to              to
                                                       $4.50             N/A


     There were no options granted at December 31, 1996.

     The incentive stock options are exercisable at the fair market value on the date of grant, and were available from the 1996 and 1997 stock option plans. The options outstanding at December 31, 1997 are exercisable through January 17, 2002 and December 29, 2002, respectively.

     The non-employee Director options are exercisable at the fair market value on the date of grant. The non-employee Director options outstanding at December 31, 1997 are exercisable through June 25, 2002.

     Warrants to purchase 1,560,000 shares of CASCO INTERNATIONAL, INC. common stock were issued in September 1997 as part of the unit offering. The warrants are exercisable for five years from the date of issuance at $5.50 per share.

                                                                                  Proceeds
                                                    Shares       Exercise       to Company
                     Date Granted or Issued       Exercisable      Price       Upon Exercise
Incentive            ----------------------       -----------    --------      -------------
Stock Options:
-------------
1996 Plan            January 17, 1997                29,500      $4.0000           $118,000
1996 Plan            March 26, 1997                   5,000       4.0000             20,000
1996 Plan            March 12, 1997                  40,000       3.5000            140,000
1997 Plan            December 29, 1997               13,000       3.0625             39,813



                                                                                  Proceeds
                                                     Shares       Exercise       to Company
                      Date Granted or Issued       Exercisable      Price       Upon Exercise
Non-Employee          ----------------------       -----------    --------      -------------
Director Options:
----------------
1996 Plan             June 25, 1997                    10,000      $4.50             45,000
                                                    ---------                    ----------
                                                       97,500                       362,813

Warrants:             September 19, 1997            1,560,000      $5.50          8,580,000
                                                    ---------                    ----------

Total                                               1,657,500                    $8,942,813
                                                    =========                    ==========


     Subsequent to December 31, 1997, the Company issued 65,000 options of the 1997 stock option plan with an option price of $2.875 per share which was the fair market price at the date of grant. Additionally, 30,000 options of the Non-Employee Stock Option Plan with an option price of $2.875 per share which was the fair market price at the date of grant were issued.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997. There were no options outstanding at 1996.

                                                             1997
                                                             ----
          Risk-free interest rate                            6  %
          Dividend yield                                     0  %
          Volatility factor                                 82.7%
          Weighted average expected life in years            5

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and earnings per share were as follows:

                                                           1997
                                                           ----
          Net loss as reported                          $(417,727)
          Net loss-pro forma                             (430,727)
          Loss per common share-as reported             $   (0.34)
          Loss per common share-pro forma                    (.35)
          Weighted average fair value of
            options granted during the year             $    2.60

     The pro forma effect of these options on net loss and loss per common share was not material. These pro forma calculations only include the effects of 1997 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.

3.   STOCK DIVIDENDS

     On June 1, 1997, the Company declared an 8% stock dividend on its common stock for stockholders of record on July 16, 1997. The payment date for the stock dividend was August 1, 1997. As a result of the stock dividend, 74,097 additional shares were issued, capital in excess of par value was reduced by $741. There was no distribution or cash payment relating to fractional shares.

4.   DEBT OBLIGATIONS

     Debt obligations consisted of the following:

                                                                  December 31,                  December 31,
                                                                      1997                          1996
                                                                  ------------                  ------------
Line of credit with interest at prime plus 1 percent;
  interest payable monthly, maturing on June 30, 1998,
  collateralized by substantially all assets of the
  Company ($2,000,000 available at December 31, 1997).              --------                     $3,669,746

Subordinated debenture due to Pages, $5 million 7%
subordinated debenture, principle payments will be
$100,000 per year for the first four years, with a
balloon payment due at the end of the fifth year for
the remaining principle balance. (See Note 8.)                      $5,000,000                   $       --
                                                                    ----------                   ----------
                                                                    $5,000,000                   $3,669,746
Current portion                                                        100,000                    3,669,746
                                                                    ==========                   ==========
Long term portion                                                   $4,900,000                    --------
                                                                    ==========                   ==========


     The interest rate for the line as of December 31, 1997 and 1996 was prime plus 1 percent and prime plus 1/2 percent, respectively.

     The prime interest rate at December 31, 1997 and 1996 was 8 1/2 and 8 3/4 percent, respectively. The carrying amount of the Company's short term debt obligations approximates fair value.

     The line of credit facility has an expiration date of June 30, 1998 and will bear interest at the lender's prime rate of interest plus one percent, floating daily. All business assets of the Company are pledged as collateral for the credit facility. The credit facility also includes certain financial covenants, including covenants that the Company maintain certain financial ratios including a minimum tangible capital base and a minimum net profit from operations. In addition, the credit facility will contain limitations on capital expenditures, fixed asset sales, loans and/or advances to shareholders and employees and restrictions on operating leases.

5.   COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various noncancelable operating leases. Operating leases are principally for office and warehouse facilities, equipment and vehicles. Rent expense under operating leases amounted to $125,570, $144,719 and $151,608, for the years ended December 31, 1997, 1996 and 1995, respectively. The approximate future minimum rentals under non-cancelable operating leases during subsequent fiscal years are as follows:

                         YEAR ENDED
                         DECEMBER 31,
                             1998                      $  110,862
                             1999                          79,317
                             2000                          50,784
                                                       ----------
                                                       $  240,963
                                                       ==========


     The Company is also involved in certain legal proceedings in the ordinary course of its business which, if determined adversely to the Company would, in the opinion of management, not have a material adverse effect on the Company or its operations.

6.   INCOME TAXES

     As discussed in Note 1, the Company was included in Pages consolidated income tax return for 1996 and 1995.

     Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for inventory costs, revenues earned, accrued and prepaid expenses and reserves, and depreciation.

     For the years presented, the benefit for income taxes consisted of the following.

                           December 31     December 31,    December 31,
                               1997            1996            1995
                           -----------     ------------    ------------
Current                       -----            -----           -----

Deferred
   Federal                 $(217,000)      $(165,850)      $(211,300)
   State and Local           (39,000)        (29,250)        (37,300)
                           ---------       ---------       ---------
Net deferred benefit       $(256,000)      $(195,100)      $(248,600)

Net benefit for taxes      $(256,000)      $(195,100)      $(248,600)
                           =========       =========       =========


     For the years presented, a reconciliation of income taxes based upon the application of the federal statutory tax rate is as follows:

                                           December 31,    December 31,    December 31,
                                               1997            1996            1995
                                           ------------    ------------    ------------
Benefit for taxes at statutory rate        $(229,100)      $(198,300)      $(229,000)
Goodwill amortization                         13,650          13,650          13,650
State taxes net of federal benefit           (40,400)        (34,950)        (40,550)
Other                                           (150)         24,500           7,300
                                           ---------       ---------       ---------

       Total benefit for income taxes      $(256,000)      $(195,100)      $(248,600)
                                           =========       =========       =========


The components of net deferred taxes are as follows:

                                                   December 31,   December 31,
                                                       1997           1996
                                                   ------------   ------------
Assets:
   Inventory costs capitalized for tax purposes    $    67,900    $ 101,150
   Accruals and reserves to be expensed as paid
     for tax purposes                                  150,000       85,200
   Other                                                 3,050        7,850
   Net operating loss carry forwards                   727,300      207,850
                                                   -----------    ---------
Deferred tax asset                                     948,250      402,050

Liabilities:
   Revenues to be earned net of cost                  (316,900)        --
   Excess of tax over financial accounting
     depreciation and amortization                    (699,000)    (725,700)
                                                   -----------    ---------
Deferred tax liability                              (1,015,900)    (725,700)
                                                   -----------    ---------

Net deferred tax liability                         $   (67,650)   $(323,650)
                                                   ===========    =========


At December 31, 1997, operating loss carryforwards of approximately $1,818,000 are available, which will expire, if unused, beginning in 2010.

7.   RELATED PARTY TRANSACTIONS

     For all periods presented prior to 1997, Pages has provided services to and incurred costs on behalf of the Company. Prior to the Distribution, Pages' management fee was intended to encompass the element of Pages' financing costs to provide non-interest bearing advances to the Company. Such element approximated $450,000 and $450,000 respectively, based on the prime interest rate as applied to the average outstanding balance due to Pages the years ended December 31, 1996 and 1995. The remaining costs are for certain services, including, but not limited to, administrative services, transportation, tax services, accounting and reporting, management consultation, legal services, and general corporate expenses, which have also been allocated to the Company. The allocation of costs and expenses for these services were based on methods that management believes are reasonable. The portion of such costs which management believes will continue to be incurred subsequent to the Distribution approximates $30,000. The balance of nonrecurring costs relates to duplicative management responsibilities for financing and operating activities, as well as other transportation and administrative costs which will be eliminated by the Distribution.

     Pages allocated general corporate expenses to the Company for the years ended December 31, 1997, 1996, and 1995 in the amounts of $0, $500,000 and $500,000, respectively.

8.   SUBSEQUENT EVENTS

     On January 23, 1998 the Company redeemed, at a discount, the subordinated debenture due to Pages on January 1, 2002. The debenture in the original principal amount of $5 million was redeemed for $3.5 million.

     Also on January 23, 1998, Huntington National Bank increased the Company's line of credit from $2 million to $5.5 million from which funds became available to redeem the subordinated debenture due to Pages.

     On March 4, 1998 the Company sold its 167,000 sq. ft. Kings Mountain warehouse. The sale netted the Company $425,000. Also on March 4, 1998 the Company obtained financing from First National Bank secured by a first deed of trust on the Shelby facilities. The loan is in the amount of $2,362,500 at an interest rate of prime plus 1/2% and will not increase or decrease more than two percent. The term of the loan is fifteen years, callable after 5 years.