Form 10-Q
period 1998-03-31
CASCO INTERNATIONAL INC
filed 1998-05-07
CIK 1026792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1998


                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21717

                            CASCO INTERNATIONAL, INC.
                         formerly CA Short Company, Inc.

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

YES X  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date 1,783,200 common shares outstanding, each with par value $0.01, as of May 1, 1998.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                                    Unaudited

                ASSETS                                               1998              1997
                                                                  -----------       -----------
Current assets:
   Cash                                                           $   721,271       $    73,516
   Accounts receivable                                              2,490,564         5,043,423
   Inventory                                                        5,101,763         4,545,752
   Prepaid expenses                                                 1,115,646           973,329
                                                                  -----------       -----------

              Total current assets                                  9,429,244        10,636,020

Buildings and equipment:
   Buildings                                                        2,601,040         3,194,058
   Equipment                                                        2,378,626         2,025,552
                                                                  -----------       -----------
                                                                    4,979,666         5,219,610
   Less accumulated depreciation                                   (1,629,691)       (1,664,540)
                                                                  -----------       -----------
                                                                    3,349,975         3,555,070
Land                                                                  111,468           211,468
                                                                  -----------       -----------

             Total property and equipment, net                      3,461,443         3,766,538

Other assets:
   Cost in excess of net assets acquired, net of accumulated
   amortization of $276,149 and $267,608 respectively               1,090,318         1,098,859
Other                                                                 652,256           646,256
                                                                  -----------       -----------
                                                                    1,742,574         1,745,115
                                                                  ===========       ===========
TOTAL ASSETS                                                      $14,633,261       $16,147,673
                                                                  ===========       ===========



    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                                    Unaudited

     LIABILITIES AND STOCKHOLDERS' EQUITY                       1998              1997
                                                            -----------       -----------
Liabilities:
   Accounts payable                                         $   801,839       $ 1,062,112
   Short-term subordinated debenture                                 --           100,000
   Accrued liabilities                                          244,460           320,157
   Advanced deposits-current                                  1,951,471         1,951,471
                                                            -----------       -----------

      Total current liabilities                               2,997,770         3,433,740
                                                            -----------       -----------

Long-term debt                                                2,362,500                --
Advanced deposits-noncurrent                                  2,478,393         2,558,517
Subordinated debenture                                               --         4,900,000
Deferred tax liability                                          652,550            67,650
                                                            -----------       -----------

Total Liabilities                                             8,491,213        10,959,907
Commitments and contingencies                                        --                --

Stockholders' equity:
   Preferred Shares:  $.01 par value; authorized
     300,000 shares; none issued and outstanding                     --                --
   Common shares par value $.01, authorized 5,000,000,
      issued 1,783,200                                           17,832            17,832
   Capital in excess of par value                             6,417,586         6,417,586
   Accumulated deficit                                         (293,370)       (1,247,652)
                                                            -----------       -----------

      Total stockholders' equity                              6,142,048         5,187,766
                                                            -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $14,633,261       $16,147,673
                                                            ===========       ===========




    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1998 and 1997
                                    Unaudited

                                                                         1998             1997
                                                                      ----------       ----------
Revenue                                                               $4,864,494       $4,216,085

Operating costs and expenses:
   Cost of goods sold                                                  2,579,888        2,255,851
   Selling, general and administrative                                 1,939,435        1,987,126
   Depreciation and amortization                                         102,510           86,322
                                                                      ----------       ----------
        Total operating costs and expenses                             4,621,833        4,329,299

Operating income (loss)                                                  242,661         (113,214)

Other income and (expenses)
   Interest expense                                                      (52,335)        (138,831)
   Loss on sale of building                                             (151,144)              --
                                                                      ----------       ----------
        Total other income and (expenses)                               (203,479)        (138,831)

Income (loss) before income taxes and extraordinary item                  39,182         (252,045)
Deferred provision (benefit) for income taxes                            (14,900)          96,300
                                                                      ----------       ----------

Income (loss) before extraordinary gain on retirement of debt             24,282         (155,745)

Extraordinary gain on retirement of debt (less applicable income
   taxes of $570,000)                                                    930,000               --
                                                                      ----------       ----------

Net Income                                                            $  954,282       $ (155,745)
                                                                      ==========       ==========


EARNINGS PER SHARE BASIC AND DILUTIVE
Income (loss) before income taxes and extraordinary item              $     0.02       $    (0.25)
Extraordinary gain on retirement of debt                              $     0.52       $       --
Net Income                                                            $     0.54       $    (0.15)

Weighted average common shares outstanding                             1,783,200        1,003,431




    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                                    Unaudited

                                                                  1997              1996
                                                              -----------       -----------
Cash flows from operating activities:
   Net income (loss)                                          $   954,282       $  (155,745)
   Adjustments to reconcile net (loss) income to cash
       provided by operating activities:
       Depreciation and amortization                              102,510            86,322
       Loss of sale of building                                   151,144                --
       Extraordinary gain on retirement of debt                  (930,000)               --
       Deferred provision (benefit)                               584,900           (96,300)
       Changes in assets and liabilities:
       (Increase) decrease in assets:
          Accounts receivable                                   2,552,859         2,575,216
          Inventory                                              (556,011)        1,013,954
          Prepaid expenses and other assets                      (148,317)          (35,636)
        Increase (decrease) in liabilities:
          Accounts payable and accrued liabilities               (335,970)       (1,366,734)
          Advance deposits                                        (80,124)          (71,088)
                                                              -----------       -----------
            Total adjustments                                   1,340,991         2,105,734
                                                              -----------       -----------

Net cash provided by operating activities                       2,295,273         1,949,989
                                                              -----------       -----------

Cash flows from investing activities:
   Sale of building                                               421,187                --
   Payments for purchases of property and equipment              (361,203)           (3,863)
                                                              -----------       -----------
Cash in investing activities                                       59,984            (3,863)

Cash flows from financing activities:
   Proceeds from debt obligation                                5,663,767         5,824,327
   Principal payments on debt                                  (7,371,269)       (7,636,132)
                                                              -----------       -----------
Cash used in financing activities                              (1,707,502)       (1,811,805)

Increase (decrease) in cash                                       647,755           134,321
Cash, beginning of year                                            73,516           130,971
                                                              -----------       -----------

Cash, end of period                                           $   721,271       $   265,292
                                                              ===========       ===========

Other Cash Flow Information:
   Cash payments during the year for:
      Interest                                                $    52,335       $    53,400
      Income taxes, net of refunds                                     --                --

Noncash Financing Activities:
   Subordinated debenture with Pages assumed at spin-off      $        --       $ 5,000,000
   Due to Pages replaced with subordinated debenture          $        --       $        --
   Decrease to APIC and common stock from spin-off            $        --       $   875,025

    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    Unaudited

         The accompanying financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

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

         On March 4, 1998 the Company sold its 167,000 sq. ft. Kings Mountain warehouse. The sale netted the Company approximately $425,000. Also on March 4, 1998 the Company obtained financing from First National Bank secured by a first deed of trust on the Shelby facilities. The loan is in the amount of $2,362,500 at an interest rate of prime plus 1/2% and will not increase or decrease more than two percent. The term of the loan is fifteen years, callable after 5 years.

         During the three months ended March 31, 1998, options were granted under the Company's 1997 Incentive Stock Option Plan and under the Non-Employee Director Stock Option Plan as shown on the following table. The ending and average market price of the Company's stock for the three months ended March 31, 1998 was $4.0625 and $3.0215, respectively.

            Date                             Shares
         Granted or                        Reserved and   Exercise
           Issued                          Exercisable     Price
           ------                          -----------     -----
INCENTIVE STOCK OPTION PLAN
January 20, 1998                             100,000      $2.875
March 3, 1998                                 40,000      $2.813
March 10, 1998                                 3,000      $3.000
                                             -------
                                             143,000

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN
January 20, 1998                              30,000      $2.875
                                             -------

Total Options                                173,000
                                             =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997:

         Revenues for the three months ended March 31, 1998 approximated $4.86 million, compared to $4.22 million in revenues for the three months ended March 31, 1997, an increase of 15.2% or approximately $650,000. The increase is attributable to strong retention of existing customers coupled with new customers in the new markets with employed recognition consultants.

         Cost of goods sold for the three months ended March 31, 1998 approximated $2.6 million, compared to approximately $2.3 million of cost of goods sold for the three months ended March 31, 1997, an increase of 13% or approximately $300,000. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 53% for the three months ended March 31, 1998, from 53.5% for the three months ended March 31, 1997. The .5% decrease in the cost of goods sold as a percentage of revenues was principally attributable to a change in product mix and the initial phases of an improved inventory purchasing strategy.

         Selling, general, and administrative expense for the three months ended March 31, 1998 approximated $1.94 million, compared to $1.99 million for the three months ended March 31, 1997. The decrease in absolute dollars as well as a percentage of sales were attributable to benefits obtained from aggressive cost containment policies.

         Interest expense was approximately $52,000 for the three months ended March 31, 1998, compared to $139,000 for the three months ended March 31, 1997, a decrease of approximately $87,000. The reduction in interest expense was primarily due to the early redemption of the Company's subordinated debenture due to Pages on January 1, 2002. The debenture in the original amount of $5 million was redeemed for $3.5 million. The average outstanding debt for the first three months in 1998 approximated $2.3 million compared to $1.95 million for the first three months in 1997. Additionally, the average interest rate for the first three months in 1998 approximated 9.33% compared to approximately 9.25% for the same period in 1997.

         Depreciation and amortization expense was approximately $103,000 for the three months ended March 31, 1998, compared to $86,000 for the three months ended March 31, 1997, an increase of 19.8% or approximately $17,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1997.

         Income tax expense was $14,900 for the three months ended March 31, 1998, compared to an income tax benefit of $96,300 for the three months ended March 31, 1997. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the loss before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility and proceeds from the public offering of units consisting of common stock and warrants during the third quarter of 1997. The Company's primary uses of funds consist of financing inventory and receivables.

         Net working capital increased to $6,431,000 as of March 31, 1998 from net working capital of $4,417,000 as of March 31, 1997. The increase was primarily attributed to reduced borrowings and the proceeds from the public offering, as well as a reduction in inventory carrying levels.

         The Company has adopted a growth strategy, which will be accomplished through increased efforts of the Company's existing, highly trained sales force, in order to expand current market share and enter into new markets.

         The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility and the proceeds from the sale of the Kings Mountain warehouse and the first deed of trust on the Shelby facility, will cover operating expenditures and meet the short-term debt obligations. The Company's credit facility is due and payable in full on June 30, 1998. Although the lender has not issued a commitment to do so, the Company's relationship with its lender is favorable and the Company anticipates that the credit facility will be renewed when due.

         Effective at the close of business on December 31, 1996, a tax free spin off of the Company's common stock from its parent, Pages, was completed (the "Distribution"). In the Distribution, for every ten shares of Pages common stock outstanding on the record date, one and one-half shares of the Company's common stock was distributed to Pages' stockholders. The Company entered into a $5 million, 7% subordinated debenture with Pages simultaneously with the Distribution in satisfaction of amounts due to Pages by the Company. The excess of the amount due to Pages as of the Distribution over the $5 million subordinated debenture was recorded as paid in capital. Based on the consummation of the Distribution effective January 1, 1997, the amounts due to Pages previously recorded as current were reclassified to long term, thus significantly increasing the Company's net working capital, as described earlier in this section. The Company discharged the debenture in full in January 1998 for $3.5 million.

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

        As the results from the Company's growth strategy develop, the effects of seasonality should diminish. The business categories on which the Company has chosen to focus offer steadier revenue flows, as well as more consistent requirements for working capital.

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


ITEM 2:   CHANGES IN SECURITIES
          None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5:   OTHER INFORMATION
          None



ITEM 6:   EXHIBITS AND REPORTS ON FORM 8K

         Exhibit                                                                           Method
         Number                Description                                                of filing
         ------                -----------                                                ---------
         1                     Underwriting Agreement                                          1

         2                     Agreement and Plan of Merger                                    1

         3 (i).1               Certificate of Incorporation                                    1

         3 (i).2               Certificate of Amendment to Certificate of Incorporation        1

         3 (ii)                Bylaws                                                          1

         4.1                   Form of Stock Certificate                                       1

         4.2                   Warrant Agreement                                               1

         4.3                   Form of Warrant Certificate                                     1

         4.4                   Form of Warrant-R.L. Renck & Company                            1

         10.1                  1996 Incentive Stock Option Plan                                1

         10.2                  Employee Stock Option Plan                                      1

         10.3                  Huntington Loan Documents:

                               10.3.1  Loan and Security Agreement                             1
                               10.3.2  Revolving Note                                          1
                               10.3.3  Commercial Letter of Credit

                                       Reimbursement Agreement                                 1
                               10.3.4  Deed of Trust, Assignment of
                                       Rents and Security Agreement                            1
                               10.3.5  Debt Subordination and
                                       Intercreditor Agreement                                 1
                               10.3.6  Third Amendment to Loan
                                       and Security Agreement                                  1
                               10.3.7  Third Note Modification
                                       and Extension Agreement                                 1

         10.4                  Non-Employee Director Stock Option Plan                         1

         10.5                  Amendment to 1996 Incentive Stock Option Plan                   1

         10.6                  1997 Incentive Stock Option Plan                                1

         10.7                  Charles R. Davis' Performance Option Agreement                  1

         10.8                  First National Bank Loan Document                               2

         27                    Financial Data Schedule                                         2


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

                                  CASCO INTERNATIONAL, INC.
                                  Registrant



Date: May 1, 1998                 By: /s/ Jeffrey A. Ross
                                      ------------------------------------------
                                      Jeffrey A. Ross
                                      Principal Financial and Accounting Officer