Form 10-Q
period 1998-06-30
CASCO INTERNATIONAL INC
filed 1998-08-14
CIK 1026792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark One)
           [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1998

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

YES [X]     NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date 1,783,200 common shares outstanding, each with par value $0.01, as of August 12, 1998.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997
                                    Unaudited

                ASSETS                                                   1998                  1997
                                                                     ------------          ------------

Current assets:
   Cash                                                              $    469,946          $     73,516
   Accounts receivable                                                  2,150,698             5,043,423
   Inventory                                                            5,088,098             4,545,752
   Prepaid expenses                                                     1,170,276               973,329
                                                                     ------------          ------------

              Total current assets                                      8,879,018            10,636,020

Buildings and equipment:
   Buildings                                                            2,601,041             3,194,058
   Equipment                                                            2,491,460             2,025,552
                                                                     ------------          ------------
                                                                        5,092,501             5,219,610
   Less accumulated depreciation                                       (1,728,206)           (1,664,540)
                                                                     ------------          ------------
                                                                        3,364,295             3,555,070
Land                                                                      111,468               211,468
                                                                     ------------          ------------

             Total property and equipment, net                          3,475,763             3,766,538

Other assets:
   Cost in excess of net assets acquired, net of accumulated
   amortization of $284,690 and $267,608 respectively                   1,081,777             1,098,859
Other                                                                     658,257               646,256
                                                                     ------------          ------------
                                                                        1,740,034             1,745,115
                                                                     ============          ============
TOTAL ASSETS                                                         $ 14,094,815          $ 16,147,673
                                                                     ============          ============





    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997
                                    Unaudited

     LIABILITIES AND STOCKHOLDERS' EQUITY                                 1998                  1997
                                                                      ------------          ------------
Liabilities:
   Accounts payable                                                   $    438,078          $  1,062,112
   Short-term subordinated debenture                                          --                 100,000
   Accrued liabilities                                                     167,010               320,157
   Advanced deposits-current                                             1,951,471             1,951,471
                                                                      ------------          ------------

      Total current liabilities                                          2,556,559             3,433,740
                                                                      ------------          ------------

Long-term debt                                                           2,362,500                  --
Advanced deposits-noncurrent                                             2,552,999             2,558,517
Subordinated debenture                                                        --               4,900,000
Deferred tax liability                                                     587,250                67,650
                                                                      ------------          ------------

Total Liabilities                                                        8,059,308            10,959,907
Commitments and contingencies                                                 --                    --

Stockholders' equity:
   Preferred Shares:  $.01 par value; authorized
     300,000 shares; none issued and outstanding                              --                    --
   Common shares par value $.01, authorized 5,000,000,
     issued 1,783,200                                                       17,832                17,832
   Capital in excess of par value                                        6,417,586             6,417,586
   Accumulated deficit                                                    (399,911)           (1,247,652)
                                                                      ------------          ------------

      Total stockholders' equity                                         6,035,507             5,187,766
                                                                      ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 14,094,815          $ 16,147,673
                                                                      ============          ============




    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
      For the three months and the six months ended June 30, 1998 and 1997
                                    Unaudited

                                                                        Three Months                     Six Months

                                                                     1998            1997            1998            1997
                                                                 -----------     -----------     -----------     -----------

Revenue                                                          $ 4,666,217     $ 4,227,065     $ 9,530,711     $ 8,443,149

Operating costs and expenses:
   Cost of goods sold                                              2,747,126       2,524,362       5,327,014       4,780,213
   Selling, general and administrative                             1,908,107       1,874,555       3,847,542       3,861,680
   Depreciation and amortization                                     108,074          87,825         210,584         174,147
                                                                 -----------     -----------     -----------     -----------
        Total operating costs and expenses                         4,763,307       4,486,742       9,385,140       8,816,040

Operating income (loss)                                              (97,090)       (259,677)        145,571        (372,891)

Other income and (expenses)
   Interest expense                                                  (74,751)       (119,032)       (127,086)       (257,863)
   Loss on sale of building                                             --              --          (151,144)           --
                                                                 -----------     -----------     -----------     -----------
        Total other income and (expenses)                            (74,751)       (119,032)       (278,230)       (257,863)

Income (loss) before income taxes and extraordinary item            (171,841)       (378,709)       (132,659)       (630,754)
Deferred (provision) benefit for income taxes                         65,300         144,700          50,400         241,000
                                                                 -----------     -----------     -----------     -----------

Income (loss) before extraordinary gain on retirement of debt       (106,541)       (234,009)        (82,259)       (389,754)
                                                                 -----------     -----------     -----------     -----------

Extraordinary gain on retirement of debt (less applicable
   income taxes of $570,000)                                            --              --           930,000            --

Net Income (Loss)                                                $  (106,541)    $  (234,009)        847,741     $  (389,754)
                                                                 ===========     ===========     ===========     ===========


EARNINGS PER SHARE BASIC AND DILUTIVE
Income (loss) before income taxes and extraordinary item         $     (0.06)    $     (0.23)    $     (0.05)    $     (0.39)
Extraordinary gain on retirement of debt                         $      --       $      --       $      0.52     $      --
                                                                 -----------     -----------     -----------     -----------
Net Income (Loss)                                                $     (0.06)    $     (0.23)           0.47     $     (0.39)
                                                                 ===========     ===========     ===========     ===========

Weighted average common shares outstanding                         1,783,200       1,003,431       1,783,200       1,003,431
                                                                 ===========     ===========     ===========     ===========



    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1998 and 1997
                                    Unaudited

                                                                     1998                  1997
                                                                 -----------          ------------

Cash flows from operating activities:
   Net income (loss)                                             $   847,741          $   (389,754)
   Adjustments to reconcile net (loss) income to cash
       provided by operating activities:
       Depreciation and amortization                                 210,584               174,147
       Loss of sale of building                                      151,144                  --
       Extraordinary gain on retirement of debt                     (930,000)                 --
       Deferred provision (benefit)                                  519,600              (241,000)
       Changes in assets and liabilities:
       (Increase) decrease in assets:
          Accounts receivable                                      2,892,725             3,090,740
          Inventory                                                 (542,346)            1,506,872
          Prepaid expenses and other assets                         (209,967)              (38,465)
        Increase (decrease) in liabilities:
          Accounts payable and accrued liabilities                  (777,181)           (1,343,834)
          Advance deposits                                            (5,518)             (441,190)
                                                                 -----------          ------------
            Total adjustments                                      1,309,041             2,707,270
                                                                 -----------          ------------

Net cash provided by operating activities                          2,156,782             2,317,516
                                                                 -----------          ------------

Cash flows from investing activities:
   Sale of building                                                  421,187                  --
   Payments for purchases of property and equipment                 (474,037)              (37,770)
                                                                 -----------          ------------
Cash in investing activities                                         (52,850)              (37,770)

Cash flows from financing activities:
   Proceeds from debt obligation                                   5,663,767            10,573,563
   Principal payments on debt                                     (7,371,269)          (12,839,294)
                                                                 -----------          ------------
Cash used in financing activities                                 (1,707,502)           (2,265,731)

Increase (decrease) in cash                                          396,430                14,015
Cash, beginning of period                                             73,516               130,971
                                                                 -----------          ------------

Cash, end of period                                              $   469,946          $    144,986
                                                                 ===========          ============

Other Cash Flow Information:
   Cash payments during the year for:
      Interest                                                   $    74,751          $    170,363
      Income taxes, net of refunds                                      --                    --

Noncash Financing Activities:
   Subordinated debenture with Pages assumed at spin-off         $      --            $  5,000,000
   Due to Pages replaced with subordinated debenture             $      --            $  4,124,975
   Decrease in capital in excess of par value and common         $      --            $    870,025
      stock from spin-off


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

           Also on January 23, 1998, Huntington National Bank increased the Company's line of credit from $2 million to $5.5 million from which funds became available to redeem the subordinated debenture due to Pages. On July 30, 1998, the Company replaced the line of credit with the Huntington National Bank with a $5 million line of credit with Branch Banking & Trust.

           Also on July 30, 1998 the Company entered into an agreement with Awards & Gifts, Inc. and Richard W. Terlau, Jr., providing for the purchase of substantially all assets and certain liabilities of Awards & Gifts by the Company. Under the terms of the Asset Purchase Agreement, the assets included Awards & Gifts customer list, machinery and equipment, inventories, Awards & Gifts intellectual property assets, prepaid expenses, and general intangibles, the liabilities included the assumption of an equipment lease and a real property lease.

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

           During the three months ended June 30, 1998, options were granted under the Company's 1997 Incentive Stock Option Plan as shown on the following table. The ending and average market price of the Company's stock for the three months ended June 30, 1998 was $2.4375 and $3.5464, respectively.

                 Date                      Shares
              Granted or                Reserved and            Exercise
                Issued                  Exercisable              Price
                ------                  -----------              -----

INCENTIVE STOCK OPTION PLAN
April 1, 1998                               6,000               $3.50

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter and Six Months Ended June 30, 1998 Compared to Quarter and Six Months Ended June 30, 1997:

           Revenues for the three months ended June 30, 1998 approximated $4.67 million, compared to $4.23 million in revenues for the three months ended June 30, 1997, an increase of 10.4% or approximately $440,000. The increase is attributable to strong retention of existing customers coupled with new customers in the new markets with employed recognition consultants.

           Revenues for the six months ended June 30, 1998 approximated $9.53 million, compared to $8.44 million in revenues for the six months ended June 30, 1997, an increase of 12.91% or approximately $1.09 million. The increase is attributable to strong retention of existing customers coupled with new customers in the new markets with employed recognition consultants.

           Cost of goods sold for the three months ended June 30, 1998 approximated $2.7 million, compared to approximately $2.5 million of cost of goods sold for the three months ended June 30, 1997, an increase of 8% or approximately $200,000. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 58.9% for the three months ended June 30, 1998, from 59.7% for the three months ended June 30, 1997. The .8% decrease in the cost of goods sold as a percentage of revenues was principally attributable to a change in product mix and the initial phases of an improved inventory purchasing strategy.

           Cost of goods sold for the six months ended June 30, 1998 approximated $5.33 million, compared to approximately $4.78 million of cost of goods sold for the six months ended June 30, 1997, an increase of 11.5% or approximately $550,000. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 55.9% for the six months ended June 30, 1998, from 56.6% for the six months ended June 30, 1997. The 0.7% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to a change in product mix, and an improved inventory purchasing strategy.

           Selling, general, and administrative expense for the three months ended June 30, 1998 approximated $1.91 million, compared to $1.87 million for the three months ended June 30, 1997, an increase of 2.1% or approximately $40,000. The increase in selling, general, and administrative expense was attributable to the increase in revenues. As a percentage of revenues, selling, general and administrative decreased to 40.9% for the 3 months ended June 30, 1998, from 44.4% for the 3 months ended June 30, 1997. The 3.5% decrease as a percentage of revenues were principally attributable to benefits obtained from aggressive cost containment policies.

           Selling, general and administrative expense for the six months ended June 30, 1998 approximated $3.85 million, compared to $3.86 million for the six months ended June 30, 1997, a decrease of 0.3% or approximately $10,000. As a percentage of revenues, selling, general, and administrative expenses decreased to 40.4% for the six months ended June 30, 1998, from 45.7% for the six months ended June 30, 1997. The 5.4% decrease as a percentage of revenues was principally attributable to benefits obtained from aggressive cost containment policies.

           Interest expense was approximately $75,000 for the three months ended June 30, 1998, compared to $119,000 for the three months ended June 30, 1997, a decrease of approximately $44,000. For the six months ended June 30, 1998 interest expense was approximately $127,000 compared to approximately $258,000 for the six months ended June 30, 1997, a decrease of approximately $131,000. The reduction in interest expense was primarily due to the early redemption of the Company's subordinated debenture due to Pages on January 1, 2002. The debenture in the original amount of $5 million was redeemed for $3.5 million. The average outstanding debt for the second quarter in 1998 approximated $2.38 million compared to $1.34 million for the second quarter in 1997. Additionally, the average interest rate for the second quarter in 1998 approximated 9.0% compared to approximately 9.5% for the same period in 1997.

           Depreciation and amortization expense was approximately $108,000 for the three months ended June 30, 1998, compared to $88,000 for the three months ended June 30, 1997, an increase of 22.7% or approximately $20,000. Depreciation and amortization expense was approximately $210,600 and $174,000 for the six months ended June 30, 1998 and 1997 respectively, and increase of 21% or approximately $36,600. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1997 and 1998.

           Income tax benefit was $50,400 for the three months ended June 30, 1998, compared to an income tax benefit of $241,000 for the six months ended June 30, 1997. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the loss before taxes.

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

           Net working capital increased to $6,322,459 as of June 30, 1998 from net working capital of $3,706,984 as of June 30, 1997. The increase was primarily attributed to reduced borrowings and the proceeds from the public offering, as well as a reduction in inventory carrying levels.

           The Company has adopted a growth strategy, which will be accomplished through increased efforts of the Company's existing, highly trained sales force, in order to expand current market share and enter into new markets.

           The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility and the proceeds from the sale of the Kings Mountain warehouse and the first deed of trust on the Shelby facility, will cover operating expenditures and meet the short-term debt obligations. The Company's credit facility is due and payable in full on July 30, 1999. Although the lender has not issued a commitment to do so, the Company's relationship with its lender is favorable and the Company anticipates that the credit facility will be renewed when due.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

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


ITEM 2:   CHANGES IN SECURITIES
              None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company's annual meeting of stockholders was held on May 20, 1998. The matters voted upon were the election of five directors, the approval of the Company's 1997 Employee Stock Option Plan. The votes cast at the meeting numbered as follows:
                                                 Votes Cast

         Nominees                     For          Against            Withheld
         --------                     ---          -------            --------
         S. Robert Davis           1,670,657          0                1,416
         Charles R. Davis          1,671,009          0                1,064
         Robert V. Boylan          1,671,285          0                  788
         Michael P. Beauchamp      1,671,285          0                  788
         David J. Richards         1,671,285          0                  788

                                       1997 Employee Stock Option Plan
                                                  Votes Cast
                                      For          Against            Withheld
                                      ---          -------            --------
                                     666,104        13,826             2,859

ITEM 5:   OTHER INFORMATION
              None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8K

           Exhibit                                                     Method
           Number      Description                                    of filing
           ------      -----------                                    ---------

            1          Underwriting Agreement                                1

            2          Agreement and Plan of Merger                          1

            3(i).1     Certificate of Incorporation                          1

            3(i).2     Certificate of Amendment to
                       Certificate of Incorporation                          1

            3(ii)      Bylaws                                                1

            4.1        Form of Stock Certificate                             1

            4.2        Warrant Agreement                                     1

            4.3        Form of Warrant Certificate                           1

            4.4        Form of Warrant-R.L. Renck & Company                  1

           10.1        1996 Incentive Stock Option Plan                      1

           10.2        Employee Stock Option Plan                            1

           10.3        Huntington Loan Documents:

                       10.3.1       Loan and Security Agreement              1

                       10.3.2       Revolving Note                           1

                       10.3.3       Commercial Letter of Credit
                                    Reimbursement Agreement                  1

                       10.3.4       Deed of Trust, Assignment of
                                    Rents and Security Agreement             1

                       10.3.5       Debt Subordination and
                                    Intercreditor Agreement                  1

                       10.3.6       Third Amendment to Loan
                                    and Security Agreement                   1

                       10.3.7       Third Note Modification
                                    and Extension Agreement                  1

           10.4        Non-Employee Director Stock Option Plan               1

           10.5        Amendment to 1996 Incentive Stock Option Plan         1

           10.6        1997 Incentive Stock Option Plan                      1

           10.7        Charles R. Davis' Performance Option Agreement        1

           10.8        First National Bank Loan Document                     1

           10.9        Branch Banking & Trust Loan Document                  2

           27          Financial Data Schedule                               2


1. Incorporated by reference to the Company's registration statement on Form 10, file number 0-271717, filed in Washington, D.C.

2.       Filed herewith.

(b)    Reports on Form 8-K

         A report on Form 8-K was dated and filed on August 14, 1998, under Item 2 on the acquisition of all the assets of Awards & Gifts, Inc.

                                    SIGNATURE

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CASCO INTERNATIONAL, INC.
                                    Registrant

Date:  August 13, 1998              By:  /s/ Jeffrey A. Ross
                                         -------------------------------
                                         Jeffrey A. Ross
                                         Principal Financial and
                                           Accounting Officer