Form 10-Q
period 1998-09-30
CASCO INTERNATIONAL INC
filed 1998-11-12
CIK 1026792

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           (Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1998


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

YES   X     NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date 1,783,200 common shares outstanding, each with par value $0.01, as of November 6, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                                   Unaudited



                 ASSETS                                      1998               1997
                                                         ------------       ------------
Current Assets:
      Cash                                               $    132,593       $     73,516
      Accounts receivable                                   1,971,551          5,043,423
      Inventory                                             5,489,028          4,545,752
      Prepaid expenses                                      1,219,950            973,329
                                                         ------------       ------------

              Total current assets                          8,813,122         10,636,020

Buildings and equipment:
      Buildings                                             2,601,563          3,194,058
      Equipment                                             2,674,029          2,025,552
                                                         ------------       ------------
                                                            5,275,592          5,219,610
      Less accumulated depreciation                        (1,844,571)        (1,664,540)
                                                         ------------       ------------
                                                            3,431,021          3,555,070
Land                                                          111,468            211,468
                                                         ------------       ------------

              Total property and equipment, net             3,542,489          3,766,538

Other assets:
      Cost in excess of net assets acquired, net of
      accumulated amortization of $307,971 and
      $267,608 respectively                                 2,385,129          1,098,859
Other                                                         672,567            646,256
                                                         ------------       ------------
                                                            3,057,696          1,745,115
                                                         ------------       ------------
TOTAL ASSETS                                             $ 15,413,307       $ 16,147,673
                                                         ============       ============



    The accompanying notes are an integral part of the financial statements.

                           CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                                   Unaudited



      LIABILITIES AND STOCKHOLDERS' EQUITY                   1998               1997
                                                         ------------       ------------
Liabilities:
      Accounts payable                                   $    415,942       $  1,062,112
      Short-term debt obligations                           1,537,938               --
      Short-term subordinated debenture                          --              100,000
      Accrued liabilities                                     128,939            320,157
      Advanced deposits-current                             1,951,471          1,951,471
                                                         ------------       ------------

                      Total current liabilities             4,034,290          3,433,740
                                                         ------------       ------------

Long-term debt                                              2,562,500               --
Advanced deposits-noncurrent                                2,674,956          2,558,517
Subordinated debenture                                           --            4,900,000
Deferred tax liability                                        404,850             67,650
                                                         ------------       ------------

Total Liabilities                                           9,676,596         10,959,907
Commitments and contingencies                                    --                 --

Stockholders' equity:
      Preferred Shares:  $.01 par value; authorized
        300,000 shares; none issued and outstanding              --                 --
      Common Shares par value $.01, authorized
        5,000,000, issued 1,783,200                            17,832             17,832
      Capital in excess of par value                        6,417,586          6,417,586
      Accumulated deficit                                    (698,707)        (1,247,652)
                                                         ------------       ------------

                      Total stockholders' equity            5,736,711          5,187,766
                                                         ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 15,413,307       $ 16,147,673
                                                         ============       ============



    The accompanying notes are an integral part of the financial statements.

                           CASCO INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 For the three months and the nine months ended
                          September 30, 1998 and 1997
                                   Unaudited

                                                             Three Months                          Nine Months

                                                       1998              1997               1998               1997
Revenue                                             $ 3,545,052       $ 3,469,869       $ 13,075,763       $ 11,913,018

Operating costs and expenses:
      Cost of goods sold                              2,025,705         2,027,581          7,352,719          6,807,794
      Selling, general and administrative             1,748,148         1,917,565          5,595,690          5,779,248
      Depreciation and amortization                     141,172            91,683            351,756            265,830
                                                    -----------       -----------       ------------       ------------
            Total operating costs and expenses        3,915,025         4,036,829         13,300,165         12,852,872

Operating income (loss)                                (369,973)         (566,960)          (224,402)          (939,854)

Other income and (expenses)
      Interest expense                                 (111,223)          (94,022)          (238,309)          (351,885)
      Loss on sale of building                             --                --             (151,144)              --
                                                    -----------       -----------       ------------       ------------
            Total other income and (expenses)          (111,223)          (94,022)          (389,453)          (351,885)

Income (loss) before income taxes and
      extraordinary item                               (481,196)         (660,982)          (613,855)        (1,291,739)
Deferred (provision) benefit for income taxes           182,400           252,000            232,800            493,000
                                                    -----------       -----------       ------------       ------------

Income (loss) before extraordinary gain on
      retirement of debt                               (298,796)         (408,982)          (381,055)          (798,739)
                                                    -----------       -----------       ------------       ------------

Extraordinary gain on retirement of debt (less
      applicable income taxes of $570,000)                 --                --              930,000               --
                                                    -----------       -----------       ------------       ------------

Net Income (Loss)                                   $  (298,796)      $  (408,982)      $    548,945       $   (798,739)
                                                    ===========       ===========       ============       ============


EARNINGS PER SHARE BASIC AND DILUTIVE
Income (loss) before extraordinary item             $     (0.16)      $     (0.37)      $      (0.22)      $      (0.77)
Extraordinary gain on retirement of debt            $      --         $      --         $       0.52       $       --
                                                    -----------       -----------       ------------       ------------
Net Income (Loss)                                   $     (0.16)      $     (0.37)      $       0.30       $      (0.77)
                                                    ===========       ===========       ============       ============


Weighted average common shares outstanding            1,783,200         1,112,232          1,783,200          1,040,207
                                                    ===========       ===========       ============       ============



    The accompanying notes are an integral part of the financial statements.

                           CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1998 and 1997
                                   Unaudited



                                                                     1998              1997
                                                                 -----------       -------------
Cash flows from operating activities:
      Net income (loss)                                          $   548,945       $   (798,739)
      Adjustments to reconcile net (loss) income to cash
        provided by operating activities:
        Depreciation and amortization                                351,756            265,830
        Loss of sale of building                                     151,144               --
        Extraordinary gain on retirement of debt                    (930,000)              --
        Deferred provision (benefit)                                 337,200           (493,000)
        Changes in assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                      3,071,872          3,083,973
          Inventory                                                 (943,276)         1,706,710
          Prepaid expenses and other assets                         (275,477)            (7,580)
        Increase (decrease) in liabilities:
          Accounts payable and accrued liabilities                  (837,388)        (1,383,495)
          Advance deposits                                           116,439           (549,651)
                                                                 -----------       ------------
            Total adjustments                                      1,042,270          2,622,787
                                                                 -----------       ------------

Net cash provided by operating activities                          1,591,215          1,824,048
                                                                 -----------       ------------

Cash flows from investing activities:
      Sale of building                                               421,187               --
      Payments for purchases of property and equipment              (657,128)          (100,098)
      Payment for acquisition                                     (1,126,633)              --
                                                                 -----------       ------------
Cash used in investing activities                                 (1,362,574)          (100,098)

Cash flows from financing activities:
      Proceeds from debt obligation                                9,013,472         14,905,007
      Principal payments on debt                                  (9,183,036)       (18,574,753)
      Issuance of Common Stock Units                                    --            3,310,928
                                                                 -----------       ------------
Cash used in financing activities                                   (169,564)          (358,818)

Increase (decrease) in cash                                           59,077          1,365,132
Cash, beginning of period                                             73,516            130,971
                                                                 -----------       ------------

Cash, end of period                                              $   132,593       $  1,496,103
                                                                 ===========       ============

Other Cash Flow Information:
      Cash payments during the year for:
         Interest                                                $   262,397       $    351,885
         Income taxes, net of refunds                                   --                 --

Noncash Financing Activities:
      Note Payable Acquisition                                   $   200,000       $       --
      Goodwill                                                   $   200,000       $       --
      Subordinated debenture with Pages assumed at spin-off      $      --         $  5,000,000
      Due to Pages replaced with subordinated debenture          $      --         $  4,124,975
      Decrease in capital in excess of par value and
        common stock from spin-off                               $      --         $    870,025


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

           On July 30, 1998 the Company entered into an agreement with Awards & Gifts, Inc. and Richard W. Terlau, Jr., providing for the purchase of substantially all assets and certain liabilities of Awards & Gifts by the Company. Under the terms of the Asset Purchase Agreement, the assets included Awards & Gifts customer list, machinery and equipment, inventories, Awards & Gifts intellectual property assets, prepaid expenses, and general intangibles, the liabilities included the assumption of an equipment lease and a real property lease. The purchase price for the assets was $1.5 million with certain adjustments made for pro-rated items, with $1.3 million in cash and a $200,000 promissory note. The note is secured by an Irrevocable Standby Letter of Credit issued by Branch Banking & Trust Company. The purchase price under the Asset Purchase Agreement was determined by arm's length negotiations between the parties based on the market value of the assets purchased and sold. The acquisition was financed with proceeds from its revolving credit facility with Branch Banking & Trust Company.

           During the three months ended September 30, 1998, options were granted under the Company's 1998 Incentive Stock Option Plan and under the Non-Employee Director Stock Option Plan as shown on the following table. The ending and average market price of the Company's stock for the three months ended September 30, 1998 was $1.5937 and $2.2662, respectively.

                 Date                      Shares
              Granted or                 Reserved and             Exercise
                Issued                   Exercisable                Price
      ---------------------------   -----------------------  ------------------

      INCENTIVE STOCK OPTION PLAN
      September 2, 1998                   65,000                   $2.00

      NON-EMPLOYEE DIRECTOR STOCK
      OPTION PLAN
      September 2, 1998                   15,000                   $2.00



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter and Nine Months Ended September 30, 1998 Compared to Quarter and Nine Months Ended September 30, 1997:

           Revenues for the three months ended September 30, 1998 approximated $3.55 million, compared to $3.47 million in revenues for the three months ended September 30, 1997, an increase of 2.2% or approximately $75,000. The increase is attributable to new customers in the new markets with employed recognition consultants and the acquisition of Awards & Gifts, Inc., on July 30, 1998.

           Revenues for the nine months ended September 30, 1998 approximated $13.08 million, compared to $11.91 million in revenues for the nine months ended September 30, 1997, an increase of 9.76% or approximately $1.16 million. The increase is attributable to strong retention of existing customers coupled with new customers in the new markets with employed recognition consultants, and the acquisition of Awards & Gifts, Inc. on July 30, 1998.

           Cost of goods sold for the three months ended September 30, 1998 approximated $2.03 million, compared to approximately $2.03 million of cost of goods sold for the three months ended September 30, 1997. As a percentage of revenues, cost of goods sold decreased to 57.14% for the three months ended September 30, 1998, from 58.43% for the three months ended September 30, 1997. The 1.29% decrease in the cost of goods sold as a percentage of revenues was principally attributable to a change in product mix and the initial phases of an improved inventory purchasing strategy.

           Cost of goods sold for the nine months ended September 30, 1998 approximated $7.35 million, compared to approximately $6.81 million of cost of goods sold for the nine months ended September 30, 1997, an increase of 8.00% or approximately $545,000. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 56.23% for the nine months ended September 30, 1998, from 57.15% for the nine months ended September 30, 1997. The 0.92% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to a change in product mix, and an improved inventory purchasing strategy.

           Selling, general, and administrative expense for the three months ended September 30, 1998 approximated $1.75 million, compared to $1.92 million for the three months ended September 30, 1997, a decrease of 8.8% or approximately $170,000. The decrease in selling, general, and administrative expense were principally attributable to benefits obtained from aggressive cost containment policies. As a percentage of revenues, selling, general and administrative decreased to 49.31% for the three months ended September 30, 1998, from 55.26% for the three months ended September 30, 1997. The 5.95% decrease as a percentage of revenues were principally attributable to benefits obtained from aggressive cost containment policies, and the increase in revenues generated by the employed sales force.

           Selling, general and administrative expense for the nine months ended September 30, 1998 approximated $5.60 million, compared to $5.78 million for the nine months ended September 30, 1997, a decrease of 3.18% or approximately $184,000. As a percentage of revenues, selling, general, and administrative expenses decreased to 42.79% for the nine months ended September 30, 1998, from 48.51% for the nine months ended September 30, 1997. The 5.72% decrease as a percentage of revenues was principally attributable to benefits obtained from aggressive cost containment policies, and the increase in revenues generated by the employed sales force.

           Interest expense was approximately $111,000 for the three months ended September 30, 1998, compared to $94,000 for the three months ended September 30, 1997, an increase of approximately $17,000. For the nine months ended September 30, 1998 interest expense was approximately $238,000 compared to approximately $352,000 for the nine months ended September 30, 1997, a decrease of approximately $114,000. The reduction in interest expense was primarily due to the early redemption of the Company's subordinated debenture due to Pages on January 1, 2002. The debenture in the original amount of $5 million was redeemed for $3.5 million. The average outstanding debt for the first nine months in 1998 approximated $2.7 million compared to $6.4 million for the first nine months in 1997. Additionally, the average interest rate for the first nine months in 1998 approximated 9.11% compared to approximately 7.51% for the same period in 1997.

           Depreciation and amortization expense was approximately $141,000 for the three months ended September 30, 1998, compared to $92,000 for the three months ended September 30, 1997, an increase of 53.98% or approximately $49,500. Depreciation and amortization expense was approximately $352,000 and $266,000 for the nine months ended September 30, 1998 and 1997 respectively, an increase of

32.32% or approximately $86,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1997 and 1998.

           Income tax benefit was $232,800 for the nine months ended September 30, 1998, compared to an income tax benefit of $493,000 for the nine months ended September 30, 1997. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the loss before taxes.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility and proceeds from the public offering of units consisting of common stock and warrants during the third quarter of 1997. The Company's primary uses of funds consist of financing inventory and receivables and for acquisitions.

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


ITEM 2:   CHANGES IN SECURITIES
          None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5:   OTHER INFORMATION
          None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

           Exhibit                                                    Method
           Number           Description                              of filing
           -------          -----------                              ---------

           1                Underwriting Agreement                           1

           2                Agreement and Plan of Merger                     1

           3(i).1           Certificate of Incorporation                     1

           3(i).2           Certificate of Amendment to
                            Certificate of Incorporation                     1

           3(ii)            Bylaws                                           1

           4.1              Form of Stock Certificate                        1

           4.2              Warrant Agreement                                1

           4.3              Form of Warrant Certificate                      1

           4.4              Form of Warrant-R.L. Renck & Company             1

           10.1             1996 Incentive Stock Option Plan                 1


           10.2             Employee Stock Option Plan                       1

           10.3             Huntington Loan Documents:
                            10.3.1     Loan and Security Agreement           1
                            10.3.2     Revolving Note                        1
                            10.3.3     Commercial Letter of Credit
                                       Reimbursement Agreement               1
                            10.3.4     Deed of Trust, Assignment of
                                       Rents and Security Agreement          1
                            10.3.5     Debt Subordination and
                                       Intercreditor Agreement               1
                            10.3.6     Third Amendment to Loan
                                       and Security Agreement                1
                            10.3.7     Third Note Modification
                                       and Extension Agreement               1

           10.4             Non-Employee Director Stock Option Plan          1

           10.5             Amendment to 1996 Incentive
                            Stock Option Plan                                1

           10.6             1997 Incentive Stock Option Plan                 1

           10.7             Charles R. Davis' Performance
                            Option Agreement                                 1

           10.8             First National Bank Loan Document                1

           10.9             Branch Banking & Trust Loan Document             1

           10.10            1998 Incentive Stock Option Plan                 2

           10.11            Non-Employee Director Stock Option Plan          2

           27               Financial Data Schedule                          2


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

                                                  CASCO INTERNATIONAL, INC.
                                                  Registrant

Date:  November 12, 1998                          By:  /s/ Jeffrey A. Ross
                                                       ------------------------
                                                       Jeffrey A. Ross
                                                       Principal Financial and
                                                       Accounting Officer