Form 10-K
period 1998-12-31
CASCO INTERNATIONAL INC
filed 1999-03-29
CIK 1026792

-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
                             FORM 10-K
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
                SECURITIES AND EXCHANGE COMMISSION
-------------------------------------------------------------------
                      WASHINGTON, D.C. 20549

-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
            For the fiscal year ended December 31, 1998
-------------------------------------------------------------------
                  Commission File Number 0-21717
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
                     CASCO INTERNATIONAL, INC.
-------------------------------------------------------------------
      (Exact Name of Registrant as specified in its charter)
-------------------------------------------------------------------

-------------------------------------------------------------------
            Delaware                         56-0526145
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

-------------------------------------------------------------------
      4205 East Dixon Boulevard, Shelby, North Carolina 28150
-------------------------------------------------------------------
        (Address of principal executive offices)(Zip Code)
-------------------------------------------------------------------

-------------------------------------------------------------------
Registrant's telephone number, including area code (704) 482-9591 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

-------------------------------------------------------------------
                   Common Stock, $0.01 par value
-------------------------------------------------------------------
                         (Title of Class)
-------------------------------------------------------------------

-------------------------------------------------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of March 18, 1999 was $1,615,395 (computed by reference to the average bid and asked prices of such shares on such date).

Number of Common Shares, each with $0.01 par value, of the Registrant outstanding as of date: March 18, 1999: 1,783,200 Common Shares.
-------------------------------------------------------------------

-------------------------------------------------------------------

                              PART I
-------------------------------------------------------------------

-------------------------------------------------------------------
ITEM 1.  BUSINESS.


GENERAL

-------------------------------------------------------------------
     CASCO INTERNATIONAL, INC., (the "Company") was formed as a North Carolina corporation in 1950. Pages, Inc., a Delaware Corporation ("Pages"), acquired all of the issued and outstanding common stock of the Company in February, 1990. In November, 1996, the Company reincorporated in the State of Delaware by merging into Clyde A. Short Incorporated, a Delaware corporation which was the surviving corporation in the merger and which, in conjunction with the merger, changed its name to CA Short Company. Effective at the close of business on December 31, 1996, Pages distributed all of the Company's common stock $.01 par value ("common stock") to its shareholders. From January 1, 1997 until May 30, 1997 the common stock was traded on the OTC Bulletin Board under the symbol "CASC". On June 2, 1997, the common stock began trading on The Nasdaq SmallCap market under the same symbol. The Company's common stock and warrants are traded on The Nasdaq SmallCap Market under the symbols "CASC" and "CASCW". In 1997, the Company changed its name from CA Short Company to CASCO INTERNATIONAL, INC., but the Company does business under the CA Short Company name.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
      The Company designs, administers, and fulfills innovative and effective associate recognition programs. Programs offered by the Company include safety, service recognition, and a host of other programs that feature merchandise and jewelry in a full color catalog. The Company is in the business of helping clients maximize the efforts of their most valuable resource - their people.

     The Company partners with clients to determine realistic performance goals and establish an appropriate budget. Then, the Company and client select a program that meets the client's unique needs. The Company is, to the best of its knowledge, the only company in the recognition industry that has no product bias with regard to the type of items incorporated in the client's program. This distinctive competitive advantage allows the Company to build custom programs with flexibility and allows the client to choose items their associates' truly value. Upon approval, the Company publishes and distributes all materials (including appealing, full color catalogs and brochures) necessary to execute the program. As the client's associates become eligible to receive awards, the Company processes their requests. In most cases, the items are shipped directly to the associates from the Company's distribution center in Shelby, North Carolina. The Company then invoices the client as the items are shipped.
-------------------------------------------------------------------

-------------------------------------------------------------------
THE BUSINESS

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

MERCHANDISE SELECTION AND BROCHURES

      The Company's programs feature brand name merchandise from industry leading manufacturers such as Sony, RCA, Waterford, Bulova, Minolta, and Bushnell. The items in a client's program are separated into various price levels, thus allowing the client to select price levels that fit their budget. Featured in full color brochures, items are presented by award level.

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

SAFETY AWARENESS/INCENTIVE AND RECOGNITION PROGRAMS

-------------------------------------------------------------------
     Accidents in the workplace injure thousands of workers each year and cost billions of dollars in worker's compensation premiums, health care costs, and lost productivity. The Company designs, implements and administers safety programs to reduce the direct and indirect costs associated with accidents or lack of safety awareness. Coupled with worker safety training and work place safety initiatives, safety incentive and recognition programs have proven to be an essential contributor to overall safety awareness. By increasing awareness and recognizing those in the workplace who have safe work habits, the successful clients can achieve huge returns on their incentive investments. Because each client has its own unique set of safety concerns, the Company designs each safety awareness and recognition program to meet the specific needs and goals of the client. A typical safety program would grant an award for each recipient who met the client's specific goal. As a consequence of the present regulatory environment, clients are placing increasing emphasis on safety and the Company has received a number of client testimonials regarding the efficiency
-------------------------------------------------------------------
of the safety programs it has designed. The Company's market share of this industry is minimal.

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

SALES AND MARKETING

     In 1997, the Company redefined the way in which it markets its services. It made a transition from independent sales reps to full-time company associates. Further, the Company clearly defined and identified target prospects in strategic markets across the country. In addition to prospecting activities, the marketing and sales group developed an aggressive account initiative involving account retention. This change in the Company's philosophy was needed due to a significant change in its mission: "To have the best trained, most responsive, performance based sales force in America." The Company realized the existing sales force would never be able to take the Company to the next level of performance. In the past 30 months the Company has identified major markets and replaced 90% of its independent sales staff with employed full-time sales people. The Company has prepared for any short term ramifications by developing a fully staffed inside sales group to assist in regulating the change to an employed field sales group, and will utilize independent field representatives in special situations.

COMPETITION

      The recognition industry includes two completely different markets that must be sold and managed individually. The service recognition market is approaching a billion dollar industry with three major competitors: O.C. Tanner, Jostens, and The Robbins Company which have combined annual sales of $400-$500 million. All three of these competitors are strong companies with large jewelry manufacturing facilities. The safety recognition industry is estimated to be a billion-dollar industry. The industry is fragmented and there is no dominant player in this industry. The Company is not aware of any competitor in the safety industry possessing the same core competencies as the Company. The Company competes on the basis of program design, customer service, product quality, full program administration and flexibility.
-------------------------------------------------------------------

-------------------------------------------------------------------
EMPLOYEES

-------------------------------------------------------------------
     As of  February  18,  1999 the  Company  employed  a total  of 126  regular employees. The number of seasonal employees fluctuated during 1998 from a high of 80 in the months of November, December and January when the Company generates approximately forty percent of its revenues and all of its profits to a low of 5 due to the seasonal nature of the Company's business. As a result the Company's working capital requirements are highest during November and December. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be excellent. As of February 18, 1999, the Company's health care plan covered 93 of its employees.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
ITEM 2.   PROPERTIES.

                                                                Owned
      Location                   Use              Size          Leased
----------------------    ------------------   -------------    ------
Shelby, North Carolina    Warehouse & Office   134,000 sq.ft.   Owned

-------------------------------------------------------------------
-------------------------------------------------------------------
     These facilities are located in appropriately designed buildings which are kept in good repair. All of the properties owned by the Company are pledged to various lenders. On March 4, 1998, the Company sold its 167,000 square foot Kings Mountain warehouse for approximately $425,000.
-------------------------------------------------------------------

ITEM 3.      LEGAL PROCEEDINGS.
-------------------------------------------------------------------

-------------------------------------------------------------------
     The Company is not involved in any material pending legal proceedings, other than ordinary, routine litigation incidental to its business.
-------------------------------------------------------------------

-------------------------------------------------------------------
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.
-------------------------------------------------------------------

                              PART II
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     The Company was a wholly-owned subsidiary of Pages, Inc. until Pages, Inc. distributed all of the shares of Company Common Stock to its stockholders, effective at the close of business on December 31, 1996. The distribution was made pursuant to a Securities and Exchange Commission no-action letter stating, among other things, that the Securities and Exchange Commission will not recommend enforcement action if the Common Stock is distributed without registration under the Securities Act of 1933.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Effective January 14, 1997, the Company's common stock began trading on the NASD OTC Bulletin Board service under the symbol "CASC". On June 2, 1997, the common stock began trading on the Nasdaq SmallCap market under the same symbol. On September 19, 1997, the Company completed a public offering of 780,000 units, each unit consisting of one share of common stock and two redeemable Class A Warrants. The units traded under the symbol CASCU from September 19, 1997 until October 21, 1997. On October 21, 1997 the units separated and the common stock continued to trade under the symbol CASC and the warrants began trading under the symbol CASCW. The following table sets forth, for the periods indicated the high and the low sale prices for shares of the common stock, units and warrants. Bulletin Board prices represent inter-dealer quotations, without adjustment for retail markup, markdown or commissions and may not represent actual transactions.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

                                          Trade Price
Calendar Year Ended December        1998                 1997
                            -------------------  -------------------
                              High      Low        High      Low
     Fourth Quarter
          CASC                 1.625    1.594       6 7/16    2 5/8
          CASCW                 .406     .406            3      5/8
          CASCU                  N/A      N/A            9    8 1/4
     Third Quarter
          CASC                 1.594    1.594        5 5/8    4 5/8
          CASCW                 .188     .188          N/A      N/A
          CASCU                  N/A      N/A        8 1/4    7 7/8
     Second Quarter
          CASC                  2.50    2.375         4.83     2.99
          CASCW                 .438     .438          N/A      N/A
          CASCU                  N/A      N/A          N/A      N/A
     First Quarter
          CASC                 4.063    4.063         4.14     3.22
          CASCW                 .688     .688          N/A      N/A
          CASCU                  N/A      N/A          N/A      N/A
-------------------------------------------------------------------

--------------------------------------------------------------------
      As of March 18, 1999, the Company had approximately 551 holders of record of its Common Stock.
-------------------------------------------------------------------
-------------------------------------------------------------------

     The Company has not declared or paid any cash dividends on the Common Stock since it was acquired by Pages, Inc. in 1990. The Company anticipates that for the foreseeable future it will retain earnings in order to finance the expansion and development of its business, and no cash dividends will be paid on its Common Stock. The Loan Agreement between the Company and Branch Banking & Trust (the "Loan Agreement") does not allow the Company to pay cash dividends which total in excess of $100,000 on its Common Stock and only then when the Company is not in default under the Loan Agreement.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA.
(In thousands, except per share data)

                               Year     Year     Year    Year      Year
                              Ended    Ended    Ended   Ended     Ended
                             December December December December December
                               31,     31,      31,     31,        31,
                              -----------------------------------------
                               1998    1997     1996    1995      1994
                              -----------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                     $21,718 $19,333  $21,959 $22,620  $25,158
Cost and expenses             22,102  20,007   22,542  23,296   25,635
                              ------- -------  ------- ------- --------

Loss before income taxes
  and cumulative
  effect of change in           (384)   (674)    (583)   (676)    (477)
  accounting principle
Benefit for income taxes         146     256      195     249      193
                              ------- -------  ------- ------- --------

Loss before extraordinary
  gain and cumulative effect
  of change in accounting       (238)   (418)    (388)   (427)    (284)
  principle
Cumulative effect of
  change in accounting         -----   -----      597   -----    -----
  principle
Extraordinary gain on            930   -----    -----   -----    -----
  retirement of debt
                              ------- -------  ------- ------- --------

Net income (loss)            $   692  $(418)   $  209  $ (427) $  (284)
                              ======= =======  ======= ======= ========


PRO FORMA PER SHARE DATA:
Income (loss) before
  cumulative effect          $ (0.13)  (0.34) $ (0.39)  (0.43)   (0.28)
  of change in
  accounting principle
Cumulative effect of change
  in accounting principle      -----   -----     0.59   -----    -----
Extraordinary gain on           0.52   -----    -----   -----    -----
  retirement of debt         ------- -------  ------- ------- --------

Income (loss) per common     $  0.39  $(0.34)  $ 0.20  $(0.43) $ (0.28)
  share                      ======= =======  ======= ======= ========

Weighted average common and
  common equivalent       1,783,200 1,225,447 1,003,431 1,003,431 1,003,431
  shares                     ======= =======  ======= ======= ========


BALANCE SHEET
DATA:
Working capital (deficiency) $ 4,216  $7,202   $5,025  $3,774  $(1,790)
Total assets                  18,533  16,148   18,249  19,512   23,584

Long-term debt                 2,413   4,900    4,125   4,125    4,125

Stockholders' equity           5,748   5,188    3,328   3,119    3,547

-------------------------------------------------------------------

ITEM 7.    MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
      The following discussion should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes contained elsewhere herein. The Company's results of operations have been, and in certain cases are expected to continue to be, affected by certain general factors.
-------------------------------------------------------------------

CAUTIONARY STATEMENT
-------------------------------------------------------------------

-------------------------------------------------------------------
     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in other sections of this Annual Report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the competitive conditions that currently exist in the Company's industry, which could adversely impact sales and erode gross margins; (ii) many of the Company's competitors are significantly larger and better capitalized than the Company; (iii) the Company's loan agreement contains a number of significant covenants that restrict the ability of the Company to engage in certain activities, including the payment of dividends and requires that the Company maintain specified financial ratios, including a minimum capital base, and minimum pretax profits from operations; and (iv) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's profitability. The foregoing list should not be construed as exhaustive and the Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

-------------------------------------------------------------------

RESULTS OF OPERATIONS

      The table below sets forth certain financial data expressed as a percentage of revenues (Percentage may not total 100% due to rounding):

                             Percentage of Revenues
                        -----------------------------------

                          Twelve      Twelve     Twelve
                          Months      Months     Months
                           Ended       Ended      Ended
                          December    December   December
                            31,         31,        31,
                           1998        1997       1996
                        -----------------------------------

Total revenue              100.0%      100.0%     100.0%
Cost of goods sold          58.6%       59.1%      61.6%
                          --------    --------   --------


Gross profit                41.4%       40.9%      38.4%
Selling, general, and       38.6%       40.1%      36.7%
  administrative
Interest                     1.6%        2.4%       0.6%
Depreciation and             2.4%        1.9%       1.5%
  amortization
Loss on Sale of Building     0.7%         ---        ---
Management Fee                ---         ---       2.3%
                          --------    --------   --------

Loss from continuing operations before
income taxes                (1.7%)      (3.5%)     (2.7%)
                          ========    ========   ========
-------------------------------------------------------------------

-------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Revenues for the year ended December 31, 1998 approximated $21.7 million, compared to $19.3 million in revenues for the year ended December 31, 1997, an increase of 12.4% or approximately $2.4 million. The increase is attributable to strong retention of existing customers coupled with new customers in the new markets with employed recognition consultants and the acquisitions made by the Company in 1998.
-------------------------------------------------------------------

     Cost of goods sold for the year ended December 31, 1998 approximated $12.7 million, compared to approximately $11.4 million of cost of goods sold for the year ended December 31, 1997, an increase of 11.4% or approximately $1.3 million. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 58.6% in 1998 from 59.1% in 1997. The 0.50% decrease in cost of goods sold was principally attributable to a change in product mix.
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Selling, general, and administrative expense for the year ended December 31, 1998 approximated $8.4 million for the year ended December 31, 1998, compared to approximately $7.8 million for the year ended December 31, 1997, an increase of 7.9% or approximately $600,000. The increase in selling, general and administrative expenses was due to increased sales and the expansion of the employee based sales force. As a percentage of revenues, selling, general and administrative decreased to 38.6% in 1998 from 40.1% in 1997. The 1.5% decrease as a percentage of revenues was principally attributable to benefits obtained from aggressive cost containment policies.
-------------------------------------------------------------------
-------------------------------------------------------------------

     Interest expense was approximately $336,000 for the year ended December 31, 1998, compared to $469,000 for the year ended December 31, 1997, a decrease of 28% or approximately $133,000. The average outstanding debt by month in 1998 approximated $3.4 million compared to $1.1 million for 1997. The average outstanding balance on the subordinated debenture by month in 1998 was $0 compared to $5 million in 1997. Additionally, the average interest rate for 1998 approximated 8.91% compared to approximately 9.42% for 1997 on the debt. The interest rate on the subordinated debenture for 1998 and 1997 approximated 7%. The decrease in interest was mainly attributable to the interest paid in 1997 on a subordinated debenture given to Pages, Inc. when the Company was spun off.
-------------------------------------------------------------------

-------------------------------------------------------------------
     Depreciation and amortization expense was approximately $520,000 for the year ended December 31, 1998, compared to $359,000 for the year ended December 31, 1997, an increase of 44.9% or approximately $161,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1997 and 1998. The increase was also attributable to the amortization of the goodwill on the acquisitions made by the Company in 1998.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Income tax benefit was $145,500 for the year ended December 31, 1998, compared to $256,000 for the year ended December 31, 1997. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the loss before taxes.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

-------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Revenues for the year ended December 31, 1997 approximated $19.3 million, compared to $22.0 million in revenues for the year ended December 31, 1996, a decrease of 12% or approximately $2.7 million. The decline in revenue was due to disappointing year-end holiday sales and a decrease in volume on certain existing customers coupled with delayed redemption on new accounts, as well as the Company repositioning itself in more profitable business segments.
-------------------------------------------------------------------

     Cost of goods sold for the year ended December 31, 1997 approximated $11.4 million, compared to approximately $13.5 million of cost of goods sold for the year ended December 31, 1996, a decrease of 15.6% or approximately $2.1 million. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold decreased to 59.1% in 1997 from 61.6% in 1996. The 2.51% decrease in cost of goods sold was principally attributable to a change in product mix.
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Selling, general, and administrative expense for the year ended December 31, 1997 approximated $7.8 million for the year ended December 31, 1998, compared to approximately $8.1 million for the year ended December 31, 1996, a decrease of 3.7% or approximately $300,000. The decrease in selling, general and administrative expenses was due to decreased sales and continued cost reduction efforts implemented by the Company.
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Interest expense was approximately $469,000 for the year ended December 31, 1997, compared to $129,000 for the year ended December 31, 1996, an increase of 264% or approximately $340,000. The average outstanding debt on the credit facility by month in 1997 approximated $1.1 million compared to $1.9 million for 1996. The average outstanding balance on the subordinated debenture by month in 1997 approximated $5 million compared to $0 in 1996. Additionally, the average interest rate for 1997 approximated 9.42% compared to approximately 9.15% for 1996 on the credit facility. The interest rate on the subordinated debenture for 1997 approximated 7% compared to 0% in 1996. The increase in interest was
-------------------------------------------------------------------

-------------------------------------------------------------------
mainly attributable to the interest paid on a subordinated debenture given to Pages, Inc. when the Company was spun off.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Depreciation and amortization expense was approximately $359,000 for the year ended December 31, 1997, compared to $338,200 for the year ended December 31, 1996, an increase of 6.2% or approximately $21,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1996.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Income tax benefit was $256,000 for the year ended December 31, 1997, compared to $195,100 for the year ended December 31, 1996. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the loss before taxes.
-------------------------------------------------------------------

-------------------------------------------------------------------

-------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------
     The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility and proceeds from the public offering of units consisting of common stock and warrants during the third quarter of 1997. The Company's primary uses of funds consist of financing inventory, receivables and for acquisitions.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Net working capital decreased to $4,206,000 as of December 31, 1998 from net working capital of $7,202,000 as of December 31, 1997. The decrease was primarily attributed to increased borrowings in 1998 in order to fund the acquisitions made by the Company.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     The Company has adopted a growth strategy which will be accomplished through increased efforts of the Company's existing highly trained sales force in order to expand current market share and enter into new markets.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility and the proceeds from the sale of the Kings Mountain facility of $425,000 and the first deed of trust on the Shelby facility of $2,362,500, will cover operating expenditures and meet the short-term debt obligations. The Company's credit facility is due and payable in full on July 30, 1999. Although the lender has not issued a commitment to do so, the Company's relationship with it's lender is favorable and the Company anticipates that the credit facility will be renewed when due.
-------------------------------------------------------------------

     Current assets increased approximately $1,374,000 due mostly from increases in accounts receivable ($497,000), inventory ($595,000), and prepaid expenses ($123,000) offset by increases in cash of ($34,000). The increase in accounts receivable is due to the increase in revenues. The increase in inventory is due to year end inventory build up. The increase in cash is due to the cash generated from the continuing operations of the acquisitions. Current liabilities increased approximately $4,000,000 due mostly from increases in short-term debt obligations ($3,900,000) and accounts payable ($173,000) offset by a decrease in short-term subordinated debenture ($100,000). The increase in short-term debt obligations was due to the funding of the Company's acquisitions from the line of credit and the increase in inventory. The increase in accounts payable was due to the increase in the inventory.

     Cash increased approximately $34,000. Net use of funds from operating activities was approximately $697,000. Net cash used in investing activities was approximately $310,000 due to payments for purchases of the information systems. Net cash provided by financing activities was approximately $1,041,000 which was due to proceeds obtained from the line of credit.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
     On July 30, 1998 the Company entered into an agreement with Awards & Gifts, Inc. and Richard W. Terlau, Jr., providing for the purchase of substantially all assets and certain liabilities of Awards & Gifts by the Company. Under the terms of the Asset Purchase Agreement, the assets included Awards & Gifts customer list, machinery and equipment, inventories, Awards & Gifts intellectual property assets, prepaid expenses, and a real property lease. The purchase price for the assets was $1.5 million with certain adjustments made for pro-rated items, with $1.3 million paid in cash and a $200,000 promissory note. The note is secured by an Irrevocable Standby Letter of Credit issued by Branch Banking & Trust Company. The purchase price under the Asset Purchase Agreement was determined by arm's length negotiations between the parties based on the market value of the assets purchased and sold. The goodwill acquired in this transaction will be amortized over fifteen years using the straight-line method. The acquisition was financed with proceeds from the Company's revolving credit facility with Branch Banking & Trust Company.

     On October 1, 1998 the Company entered into an agreement with American Awards & Gifts, Inc. and Frank G. and Judith J. McGinnis, providing for the purchase of substantially all assets and certain liabilities of American Awards & Gifts, Inc. by the Company. Under the terms of the Asset Purchase Agreement, the assets included American Awards & Gifts customer list, machinery and equipment, tools and dies, inventories, intellectual property assets, and general intangibles, the liabilities included the assumption of certain accounts payable. The purchase price for the assets was $255,177 with $100,000 in cash and a $155,177 promissory note. The purchase price under the Asset Purchase Agreement was determined by arm's length negotiations between the parties based on the market value of the assets purchased and sold. The goodwill acquired in this transaction will be amortized over fifteen years using the straight-line method.

     Effective at the close of business on December 31, 1996, a tax free spin off of the Company's common stock from its parent, Pages, was completed (the "Distribution"). In the Distribution, for every ten shares of Pages common stock outstanding on the record date, one and one-half shares of the Company's common stock was distributed to Pages' stockholders. The Company entered into a $5 million, 7% subordinated debenture with Pages simultaneously with the Distribution in satisfaction of amounts due to Pages by the Company. The excess of the amount due to Pages as of the Distribution over the $5 million subordinated debenture was recorded as paid in capital. Principal payments will be $100,000 per year for the first four years, and a final payment due at the end of the fifth year for the remaining principal balance. Interest is at 7% per annum, payable quarterly. Based on the consummation of the Distribution effective January 1, 1997, the amounts due to Pages previously recorded as current have been reclassified to long term, thus significantly increasing the Company's net working capital, as described earlier in this section. The Company discharged the debenture in full in January 1998 for $3.5 million. The Company realized an extraordinary gain on retirement of debt of $1.5 million on this transaction.

     Management   believes  that  present   resources   will  meet   anticipated
requirements for operations of the business.

     The Company does not anticipate any material expenditures for property and equipment during the next twelve months, out of the ordinary course of business.
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     The Company is aware of no trends or demands, commitments or uncertainties that will result in, or that management believes are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way. The Company is aware of no legal or other contingencies, the effect of which are believed by management to be reasonably likely to have a material adverse effect on the Company's financial statements.
-------------------------------------------------------------------

      A potential problem exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice could result in incorrect results when the company's computers or those of the third parties with which it deals perform arithmetic operations, comparisons or data field sorting involving years later than 1999.

      The Company has conducted a preliminary assessment of its computer systems to identify items that could be impacted by the Year 2000 issue and formulated the following course of action. The Company will begin reviewing its non-information technology systems in mid-1999. Although the Company does not anticipate that non-information technology systems will pose a major problem, as its reliance on such systems is relatively small; non-information technology systems are more difficult to evaluate and repair than information technology systems and may require replacement. The Company has already begun its review of its information technology systems and will make necessary software upgrades in 1999. In addition, the Company has been separately evaluating its accounting software and is currently in the process of implementing a new system with implementation anticipated to be complete during the second quarter of 1999.

      The most reasonably likely worst case scenario the Company faces in regards to Year 2000 problems is a lack of compliance on the part of the third parties with which it deals. Though not highly dependent on any particular vendor, the failure on the part of its vendors could result in the Company not being able to get those supplies it needs to administer its business. The Company is prepared to find alternative vendors should this problem result and is considering building up an inventory of any necessary supplies to prevent any shortage if such an eventuality were to occur.

      The Company will utilize both internal and external resources to reprogram or replace and test all of its software. The Company preliminarily estimates that it will cost $5,000 to evaluate, reprogram and replace equipment and software to ensure Year 2000 compliance, of which all $5,000 will likely be spent on outside consultants. In addition, as discussed above, the Company is going to spend $40,000 to replace its existing accounting system. Such costs are being financed through an existing line of credit and will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company is addressing its Year 2000 compliance needs by implementing a new Enterprise Resource Planning (ERP) application on a new IBM AS/400 platform. Since its custom written software will be modified to work with its new ERP system, the Company will design and test its systems to be Year 2000 compliant during 1999.

SEASONALITY

-------------------------------------------------------------------
     The Company's business is highly seasonal, with approximately 40% of its revenues and most of its profits recorded in the months of November, December, and January. As a result, the Company's working capital requirements are highest during November and December when the combination of receivables and inventory are at peak levels. The Company typically experiences losses in its second and third quarters.
-------------------------------------------------------------------
-------------------------------------------------------------------

     As the results from the Company's growth strategy develop, the effects of seasonality should be diminished. The business segments on which the Company has chosen to focus offer steadier revenue flows, as well as more consistent requirements for working capital.
-------------------------------------------------------------------


INFLATION

-------------------------------------------------------------------
     Although the Company cannot determine the precise effects of inflation, inflation has an influence on the cost of the Company's products and services, supplies, salaries, and benefits. The Company attempts to minimize or offset the effects of inflation through increased sales volumes and sales prices, improved productivity, alternative sourcing of products and supplies, and reduction of other costs. The Company generally has been able to offset the impact of price increases from suppliers by increases in the selling prices of the Company's products and services.
-------------------------------------------------------------------
-------------------------------------------------------------------
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

-------------------------------------------------------------------
     The Company is exposed to the impact of interest rate changes on its debt obligations. The Company is not exposed to foreign currency exchange rate risk or investment risk.

Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term debt obligation line of credit. The interest rate on this line of credit is prime plus 1/2 percent. The prime interest rate at December 31, 1998 was 7 3/4 percent. The Company's line of credit is renewable and negotiable yearly. The fluctuation of the interest rate may increase interest expense if the prime interest rate increases before the line of credit could be renegotiated to a fixed rate loan.
-------------------------------------------------------------------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

-------------------------------------------------------------------
        See Index to Financial Statements and Financial Statement schedule.

-------------------------------------------------------------------

-------------------------------------------------------------------
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

-------------------------------------------------------------------
-------------------------------------------------------------------
      None.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

-------------------------------------------------------------------
                             PART III
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
-------------------------------------------------------------------

-------------------------------------------------------------------
     The following table sets forth certain information concerning the directors and executive officers of the Company:
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
                                                           Director or
                                                            Executive
       Name            Age                 Position       Officer Since
S. Robert Davis(1)      60          Chairman of the Board     1990 (2)

Charles R. Davis(1)     37          President and Director    1990 (2)

Robert V. Boylan(3)     35          Chief Operating Officer   1997
                                    and Director

Jeffrey A. Ross         31          Chief Financial Officer   1996
                                    and Secretary

David J. Richards       46          Director                  1997

Michael P. Beauchamp    52          Director                  1997
-------------------------------------------------------------------

-------------------------------------------------------------------

(1)  S. Robert Davis is the father of Charles R. Davis.

(2)  Including the period prior to the Company's domicile change merger in 1996.

(3) Mr. Boylan resigned his position as Chief Operating Officer and Director effective January 28, 1999.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for one year and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term.


BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

-------------------------------------------------------------------
     S. ROBERT DAVIS is the Chairman of the Board and President of Pages, Inc., a Company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Pages"). Prior to his election to the Board of Directors of Pages, he served as Assistant to the President of Pages from January, 1988, to March, 1990, on a part-time basis. Additionally, during the past five years Mr. Davis has operated several private businesses involving the developing, sale, and/or leasing of real estate.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     CHARLES R. DAVIS was elected President of the Company in September, 1992. Additionally, during the past five years Mr. Davis has operated several private businesses involving the developing, sale and/or leasing of real estate but devotes substantially all of his business time to the Company.
-------------------------------------------------------------------

     ROBERT V. BOYLAN joined the Company in August, 1996, as Executive Vice President of Sales, and was promoted to Chief Operating Officer in March of 1997 and was elected to the board of directors in May, 1997. Mr. Boylan resigned his position with the Company effective January 1999. Prior to joining the Company, Mr. Boylan served in various sales and marketing capacities with Certainteed Corporation, a diversified building products manufacturer. Certainteed is not a parent, subsidiary, or other affiliate of the Company. Mr. Boylan has also served as a contract consultant for the American Management Association, as well as Beauvestco Consulting, specializing in sales development and sales management. Mr. Boylan received his MBA from Wake Forest University.
-------------------------------------------------------------------

-------------------------------------------------------------------
     JEFFREY A. ROSS is a certified public accountant. He joined the Company as its controller in June, 1993. Mr. Ross was employed as an accountant by Hausser + Taylor, LLP a large public accounting and consulting firm from September, 1989, until June, 1993.
-------------------------------------------------------------------

     DAVID J. RICHARDS has been the President and a director of NetMed, Inc. for over five years. NetMed is not a parent, subsidiary or other affiliate of the Company. NetMed is a company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934.

-------------------------------------------------------------------
     MICHAEL P. BEAUCHAMP has been the President of Beauvestco, a management consulting firm, since 1989. Beauvestco is not a parent, subsidiary, or other affiliate of the Company.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

-------------------------------------------------------------------
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16 (a) forms they file.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Based solely upon a review of such forms furnished to the Company pursuant to Rule16a-3 under the Exchange Act, the Company believes that all such forms required to be filed pursuant to Section 16 (a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

-------------------------------------------------------------------
     Each director who is not an officer of the Company receives a fee of $500 for attendance at each Board meeting, a fee of $250 for attendance at each telephonic Board meeting, and a fee of $250 for attendance at each meeting of a Board committee of which he is a member. Directors who are also officers of the Company receive no additional compensation for their services as directors. The Company has adopted a Non-Employee Director Stock Option Plan, which provides for the grant, at the discretion of the Company's Board of Directors, of options to purchase up to 90,000 shares of Company common stock upon such terms as are determined by the Board in its discretion. In June, 1997, options to purchase 10,800 shares of common stock at a purchase price of $4.17 per share were granted under the Director Option Plan.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
     In January 1998 and September 1998 options to purchase 10,000 and 5,000 shares of common stock, respectively at a purchase price of $2.8125 and $2.000, respectively were granted under the Non-Employee Director Stock Option Plan.

EXECUTIVE COMPENSATION

-------------------------------------------------------------------
     The following table shows, for the fiscal years ended December 31, 1998; 1997; and 1996 the cash compensation paid by the Company, as well as certain other compensation paid for those years to the Company's President and C.E.O. and to the Chief Operating Officer. No other executive officers had total salary and bonus that exceeded $100,000 during the years ended 1998, 1997 and 1996. None of the Company's executive officers have employment agreements with the Company.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------


-------------------------------------------------------------------
                           Summary Compensation Table
-------------------------------------------------------------------
                   Annual Compensation                Long-Term Compensation
                 ------------------------             ----------------------
     Name and                            Other Annual        Number of
Principal Position  Year  Salary  Bonus  Compensation    Options Awarded(1)
------------------  ----  ------  -----  ------------    ------------------
Charles R. Davis    1998 $178,325    $0       $0               80,000
President and       1997 $155,000 $25,000     $0               37,800(3)
Chief Executive     1996 $132,315    $0    $134,040(2)              0
Officer

Robert V. Boylan    1998 $109,000    $0       $0               20,000
Chief Operating     1997 $107,000  $1,000     $0               12,500
Officer
-------------------------------------------------------------------

-------------------------------------------------------------------
(1) Stock options previously granted to the named Executive Officers, by their terms, automatically adjust to reflect certain changes in the outstanding Common Shares of the Company, including stock dividends.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
(2)  Reflects the difference  between the fair market value of the
     Common Shares received and the stock option exercise price on the date of exercise.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
(3) On July 17, 1997, the Company agreed to grant to Mr. Davis performance options to purchase 200,000 shares of Company common stock, 50,000 of which will be granted if the Company has pre-tax earnings of at least $1 million in any fiscal year, 75,000 of which will be granted if the Company has pre-tax earnings of at least $1.5 million in any fiscal year, and 75,000 of which will be granted if the Company has pre-tax earnings of at least $2 million in any fiscal year, in each case as long as Mr. Davis was employed by the Company at the end of the applicable fiscal year. The performance options are exercisable at the market price of the common stock at the date of grant, which will be the date the
     Company files its Form 10-K with its audited financial statements showing that the required earnings plateau is satisfied.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
                     Stock Option Grants in Last Fiscal Year
--------------------------------------------------------------------------
                      Individual Grants
             -------------------------------------
                                                        Potential Realized
        Number of Percent of Total             at Assumed Annual Rate of Stock
         Options  Options Granted Exercise or  Price Appreciation for Option
         Granted     to Employees Base Price Expiration       Term(1)
Name     in 1998      in 1998     per share    Date        5%         10%
----     -------      -------    ----------    ----       ---         ---

Charles R. 50,000(2)   26.5%     $2.8750     01/20/03    39,715      87,760
Davis
           30,000(3)   15.9%      2.0000     09/02/03    16,576      36,631

Robert V.   5,000(2)    2.6%      2.8750     01/20/03     3,972       8,776
Boylan
           10,000(2)    5.3%      2.8125     03/03/03     7,770      17,171

            5,000(3)    2.6%      2.0000     09/02/03     2,763       6,105

-------------------------------------------------------------------

-------------------------------------------------------------------

(1) These assumed appreciation rates are not derived from the historical or projected prices of the Company's Common Stock or results of operations or financial condition and they should not be viewed as a prediction of possible prices of value for the Company's Common Stock in the future.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
(2) The stock options were granted under the Company's 1997 Incentive Stock Option Plan, and are exercisable commencing July 20, 1998, September 3, 1998 and March 2, 1999.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
(3)   The stock  options  were  granted  under the  Company's  1997
      Incentive Stock Option Plan, and are exercisable commencing March 2, 1999 and April 10, 1999.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

      Aggregated Options/SAR Exercises with Last Fiscal Year
              And Fiscal Year End Options/SAR Values

                                 Number of Shares       Value of Unexercised
           Shares            Underlying Unexercised          In-the-Money
         Acquired     Value Options/SAR's at FY End     Options/SAR's at FY End
Name   or Exercised  Realize Exercisable Unexercisable Exercisable Unexercisable
----   ------------  ------- ----------- ------------- ----------- -------------
Charles R.    None    N/A      117,800         0            N/A        N/A
Davis

Robert V.     None    N/A       33,500         0            N/A        N/A
Boylan
-------------------------------------------------------------------

-------------------------------------------------------------------
No options at year end were in the money options.

1996, 1997 AND 1998 INCENTIVE STOCK OPTION PLANS

-------------------------------------------------------------------
     The Company has adopted a 1996 Incentive Stock Option Plan and a 1997 and 1998 Employee Stock Option Plan (the "Incentive Plans") which provide for the grant, at the discretion of the Board of Directors, of options to purchase up to 85,000 and 150,000 and 100,000 shares, respectively, of Common Stock to key employees of the Company. It is intended that options granted under the Incentive Plans qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The selection of participants, allotment of shares, determination of exercise price and other considerations relating to the grant of options under the Incentive Plans is determined by the Board of Directors, at its discretion. Options granted under the Incentive Plans are exercisable for a period of up to ten years and five years, respectively, after the date of grant at an exercise price which is not less than the fair market value of the shares on the date of grant, except that the term of an incentive stock option granted under the Incentive Plans to a shareholder owning more than 10% of the outstanding shares may not exceed five years and its exercise price may not be less than 110% of the fair market value of the shares on the date of grant. In January, 1997, the Company granted options under the 1996 Incentive Plan to purchase 29,500 shares of Common Stock at a purchase price of $3.7037 per share, on two different occasions in March, 1997, the Company granted options under the 1997 Employee Plan to purchase 40,000 shares of Common Stock at a purchase price of $3.50 per share and 5,000 shares of Common Stock at a purchase price of $3.7037 per share. In December, 1997, the Company granted options under the Incentive Plan to purchase 13,000 shares of Common Stock at a purchase price of $3.0625 per share. On four different occasions in 1998 the Company granted options under the 1997 Incentive Stock Option Plan. In January 1998, the Company granted 70,000 shares of Common Stock at a purchase price of $2.875 per share. On March 3, 1998, the Company granted 40,000 shares of Common Stock at a purchase price of $2.8125 per share. On March 10, 1998, the Company granted 3,000 shares of Common Stock at a purchase price of $3.00 per share. On two different occasions in 1998 the Company granted options under the 1998 Incentive Stock Option Plan. In September, the Company granted 65,000 shares of Common Stock at a purchase price of $2.00 per share. In October, the Company granted 5,000 shares of Common Stock at a purchase price of $1.00 per share. Options currently outstanding under the 1996 Incentive Plan are not exercisable until the expiration of one year after the date of grant. Options currently outstanding under the 1997 Incentive Plan are exercisable based on the following schedule.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
                                Cumulative Percentage of Aggregate
                                 Number of Shares of Stock Covered
Exercise Period                by an Option Which May be Exercised
Beginning on the one year
anniversary date from date of grant             33%*

Beginning on the second
anniversary date from date of grant             33%*

Beginning on the third
anniversary date from date of grant             33%*

-------------------------------------------------------------------
-------------------------------------------------------------------
     *less, in the case of each exercise period, the number of Shares, if any, previously purchased under the Option.
-------------------------------------------------------------------

     Options currently outstanding under the 1998 Incentive Plan are not exercisable until the expiration of six months after the date of grant.
-------------------------------------------------------------------

-------------------------------------------------------------------
COMMITTEES OF THE BOARD OF DIRECTORS

-------------------------------------------------------------------
     In May 1997 the Company formed a compensation committee. The Compensation Committee consisted of S. Robert Davis, David J. Richards, and Michael P. Beauchamp during the last fiscal year. Neither Mr. Davis, Mr. Richards or Mr. Beauchamp serves as an employee of the Company.
-------------------------------------------------------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Under the Rules of the Securities and Exchange Commission, the Company is required to provide certain information concerning compensation provided to the Company's Chief Executive Officer and its executive officers. The disclosure requirements for the executive officers include the use of tables in a report of the committee responsible for compensation decisions for the named executive officers, explaining the rationale and considerations that lead to those compensation decisions. Therefore, the Executive Compensation Committee of the Board of Directors has prepared the following report for inclusion in this Proxy Statement.

     The Compensation Committee has designed its executive compensation policies to provide incentives to its executives to focus on both current and long-term Company goals, with an overriding emphasis on the ultimate objective of enhancing stockholder value. The Compensation Committee has followed an executive compensation program, comprised of cash and equity-based incentives, which recognizes individual achievement and encourages executive loyalty and initiative. The Compensation Committee considers equity ownership to be an important factor in providing executives with a closer orientation to the Company and its shareholders. Accordingly, the Compensation Committee encourages equity ownership by its executives through the grant of options to purchase Common Stock.

     The Company believes that providing attractive compensation opportunities is necessary to assist the Company in attracting and retaining competent and experienced executives. Base salaries for the Company's executives have historically been established on a case-by-case basis by the Board, based upon current market practices and the executive's level of responsibility, prior experience, breadth of knowledge, and salary requirements. The base salaries of executive officers have historically been reviewed annually by the Board. Adjustments to such base salaries have been made considering: (a) historical compensation levels; (b) the overall competitive environment for executives; and
(c) the level of compensation necessary to attract and retain executive talent. Stock options have historically been awarded upon hiring, promotion, or based upon merit considerations. The Compensation Committee, formed in 1997, has assumed the Board's functions with respect to the matters described above. As the value of a stock option is directly related to the market price of the Company's Common Stock, the Compensation Committee believes the grant of stock options to executives encourages executives to take a view toward the long-term performance of the Company. Other benefits offered to executives are generally the same as those offered to the Company's other employees.

     The Compensation Committee utilizes the same policies and consideration enumerated above with respect to compensation decisions regarding the President, Charles R. Davis and the Chief Operating Officer, Robert V. Boylan. Mr. Davis' and Mr. Boylan's 1997 base salaries were determined primarily by reference to historical compensation, scope of responsibility, and the Company's desire to retain their services. The Compensation Committee believes its compensation policies with respect to the Company's executive officers promote the interests of the Company and its shareholders through current motivation of the executive officers coupled with an emphasis on the Company's long-term success.

Compensation Committee: S. Robert Davis
                        David J. Richards
                        Michael P. Beauchamp

-------------------------------------------------------------------
Stock Price Performance Graph
-------------------------------------------------------------------

      The following graph represents a comparison of the cumulative total shareholder return on the Common Stock, assuming dividend reinvestment, with The NASDAQ Composite Index and The NASDAQ Industrial Index. This graph assumes that $100 was invested on January 15, 1997, the first day of trading after the effective date of the spin-off of the Company from Pages, Inc. The Company paid and 8 percent stock dividend on August 1, 1997, which was included in the 1997 total shareholder return. The stock price performance shown below is not necessarily indicative of future performance.



-------------------------------------------------------------------

-------------------------------------------------------------------

                   1/15/97 3/31/97 6/30/97  9/30/97 12/31/97  3/31/98 6/30/98
CASCO                100    27.000 149.000  172.000   90.000  133.000  80.000
Nasdaq Composite     100    91.604 108.096  126.387  117.691  137.631 142.054
Nasdaq Industrials   100    88.986 103.409  120.192  106.731  119.056 116.608


                         9/30/98  12/31/98
CASCO                     52.000    52.000
Nasdaq Composite         126.987   164.393
Nasdaq Industrials        90.210   113.986

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------------
           MANAGEMENT.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     The following table sets forth, to the best of the Company's knowledge, certain information with respect to the beneficial ownership of shares of the Company's common stock owned beneficially by (i) each person who beneficially owns more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) the President and Chief Operating Officer of the Company (the only executive officers of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 1998, exceeded $100,000) and (iv) all directors and executive officers of the Company as a group: -------------------------------------------------------------------

                        Amount and Nature of   Percent of
Name and Address            Beneficial         Class (2)
----------------            -----------        ---------
                           Ownership (1)
                           -------------
S. Robert Davis             270,354 (3)          13.4%
801 94th Avenue North
St. Petersburg, Florida 33702

Charles R. Davis            231,316 (4)          11.5%
4205 East Dixon Blvd.
Shelby, North Carolina 28150

Robert V. Boylan             39,036               2%
4205 East Dixon Blvd.
Shelby, North Carolina 28150

All directors and           646,113 (5)          32%
executive officers as
a group (6 persons)
-------------------------------------------------------------------

-------------------------------------------------------------------
(1)       Represents   sole  voting  and  investment   power  unless   otherwise
          indicated.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
(2)  Based on  1,783,200  shares  of  Company  common  stock  outstanding  as of
     December 31, 1998, plus, as to each person listed, that portion of the 233,580 unissued shares of Company common stock subject to outstanding options which may be exercised by such person within the next 60 days; and as to all directors and executive officers as a group, unissued shares of common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
(3) Includes 4,066 shares owned by Mr. Davis' wife as to which Mr. Davis disclaims beneficial ownership and includes 15,000 unissued shares of Company Common Stock as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
(4)   Includes 936 shares  owned by Mr.  Davis' wife and 725 shares owned by Mr. Davis'  children as to which Mr. Davis  disclaims beneficial  ownership and includes  117,800 unissued shares of
     Company  common  stock as to which Mr.  Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
(5) The  number  of  shares  of  Common  Stock  beneficially  owned by all directors and  executive  officers as a group  includes all the shares of Common Stock listed above  including  40,800 unissued  shares of Common Stock as to which the Company's two non-employee  directors  have the right to acquire  beneficial ownership  upon the exercise of stock options  within the next
     60 days,  27,709 shares of Common Stock owned by Mr. Richards, a director of the  Company,  and 8,323  shares of Common Stock owned by Mr.  Beauchamp,  a  director  of the  Company,  5,536
     shares  of  Common  Stock  owned  by  Robert  V.  Boylan,   an
     executive  officer and director of the  Company,  and includes
     33,500  unissued  shares of Company  Common  Stock as to which
     Mr. Boylan has the right to acquire beneficial  ownership upon the  exercise  of stock  options  within  the next 60 days and
     2,095  shares of Common  Stock  owned by Jeffrey  A. Ross,  an executive  officer of the Company and includes 26,480 unissued shares of Company  Common  Stock as to which Mr.  Ross has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

-------------------------------------------------------------------
      As of December 31, 1997, the Company was indebted to Pages in the principal amount of $5,000,000 pursuant to a subordinated debenture dated December 31, 1996 executed by the Company in conjunction with the distribution by Pages of the common stock of the Company to the Pages shareholders. S. Robert Davis is a director, officer and shareholder of Pages. On January 23, 1998, the Company purchased the subordinated debenture in the original principal amount of $5 million for $3.5 million.
-------------------------------------------------------------------
-------------------------------------------------------------------
                             PART IV
-------------------------------------------------------------------

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS
          ON FORM 8-K.

(a)  1.   Financial Statements:
-------------------------------------------------------------------

-------------------------------------------------------------------
            See  Index  to  Financial   Statements   and  Financial
      Statement Schedule.
-------------------------------------------------------------------

-------------------------------------------------------------------
       2.   Financial Statement Schedule:

-------------------------------------------------------------------
      See Index to Financial  Statements  and  Financial  Statement
Schedule.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
        3.   Exhibits:

-------------------------------------------------------------------
      Exhibit                                               Method
-------------------------------------------------------------------
      Number    Description                               of filing
-------------------------------------------------------------------
      1         Underwriting Agreement                           1
-------------------------------------------------------------------

-------------------------------------------------------------------
      2         Agreement and Plan of Merger                     1
-------------------------------------------------------------------

-------------------------------------------------------------------
      3 (i) .1  Certificate of Incorporation                     1
-------------------------------------------------------------------
-------------------------------------------------------------------
      3 (i) .2  Certificate  of  Amendment to  Certificate  of
                Incorporation                                    1
-------------------------------------------------------------------

      3 (ii)    Bylaws                                           1
-------------------------------------------------------------------
-------------------------------------------------------------------
      4.1       Form of Stock Certificate                        1
-------------------------------------------------------------------

      4.2       Warrant Agreement                                1

      4.3       Form of Warrant Certificate                      3

      4.4       Form of Warrant-R.L. Renck & Company             3
-------------------------------------------------------------------

-------------------------------------------------------------------
    *10.1       1996 Incentive Stock Option Plan                 1

    *10.2       Employee Stock Option Plan                       1

-------------------------------------------------------------------
    *10.3       Non-Employee Director Stock Option Plan          1
-------------------------------------------------------------------

    *10.4       Amendment to 1996 Incentive Stock Option Plan    2

    *10.5       1997 Incentive Stock Option Plan                 3

    *10.6       Charles R. Davis' Performance Option Agreement   2

     10.7       First National Bank Loan Document                2

     10.8       Branch Banking and Trust Loan Document           2

    *10.9       1998 Incentive Stock Option Plan                 2

    *10.10      Non-Employee Director Stock Option Plan          2

     10.11      Asset Purchase Agreement Awards and Gifts        2

      27        Financial Data Schedule                          3
-------------------------------------------------------------------

-------------------------------------------------------------------
1. Incorporated by reference to the Company's registration statement on Form 10, file number 0-21717, filed in Washington, D.C.

2.   Incorporated  by  reference  to  the  Company's  registration statement of Form 10-Q for the quarter ended September 30, 1998, filed in Washington, D.C.
-------------------------------------------------------------------
3. Filed herewith.

Compensatory Plan
(b) Reports on Form 8-K
-------------------------------------------------------------------
    A report on Form 8-K was dated and filed on August 14, 1998, under item 2 on the acquisition of all the assets of Awards & Gifts, Inc.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
      A report on Form 8-K was dated and filed on July 23, 1997, under Item 4 dismissing Deloitte & Touche, LLP as its principal independent accountant, and the engagement of Hausser + Taylor, LLP as its new independent accountants.
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
                            SIGNATURES
-------------------------------------------------------------------
-------------------------------------------------------------------
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
-------------------------------------------------------------------

                                      CASCO INTERNATIONAL, INC.
-------------------------------------------------------------------
-------------------------------------------------------------------

(Registrant)

-------------------------------------------------------------------

Dated: March 30, 1999                By:  /s/ Charles R. Davis
       ----------------                  -----------------------------
                                         Charles R. Davis
                                         President
-------------------------------------------------------------------


-------------------------------------------------------------------
-------------------------------------------------------------------
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

Dated: March 30, 1999                By:   /s/ S. Robert Davis
       ----------------                  -----------------------------
                                         S. Robert Davis
                                         Chairman  of the Board,  and
                                         Director


Dated: March 30, 1999                By:  /s/ Charles R. Davis
       ----------------                  -----------------------------
                                         Charles R. Davis
                                         President, and Director
                                         (Principal Executive
                                         Officer)



Dated: March 30, 1999                By:  /s/ Jeffrey A. Ross
       ----------------                  -----------------------------
                                         Jeffrey A. Ross
                                         Chief Financial Officer,
                                         and Secretary
                                         (Principal Accounting and
                                         Financial Officer)
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

-------------------------------------------------------------------
                     CASCO INTERNATIONAL, INC.
-------------------------------------------------------------------
                    (formerly CA Short Company)

                   INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------

-------------------------------------------------------------------

-------------------------------------------------------------------
                                                            Page
-------------------------------------------------------------------
-------------------------------------------------------------------
Independent Auditors' Report--                               25
      Hausser + Taylor LLP - for the years ended
      December  31,  1998,  1997 and 1996.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
Statements of operations--                                   26
      Years ended December 31, 1998, 1997 and 1996.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
Balance sheets--                                             27
      December 31, 1998 and December 31, 1997.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
Statements of cash flows--                                   29
      Years ended December 31, 1998, 1997 and 1996.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
Statements of stockholders'  equity--                        30
      Years ended December 31, 1998, 1997 and 1996.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
Notes to the financial statements--                          31
      Years ended December 31, 1998, 1997 and 1996.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

-------------------------------------------------------------------
                  REPORT OF INDEPENDENT AUDITORS
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

To the Board of Directors and Stockholders of CASCO INTERNATIONAL, INC.
Shelby, North Carolina

We have audited the accompanying balance sheets of CASCO INTERNATIONAL, INC., (the "Company"), as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


-------------------------------------------------------------------
                                          /s/ Hausser +  Taylor LLP
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
Columbus, Ohio
March 4, 1999
-------------------------------------------------------------------

-------------------------------------------------------------------



                  CASCO INTERNATIONAL, INC.
                   STATEMENT OF OPERATIONS
    For the years ended December 31, 1998, 1997 and 1996



                                          1998          1997           1996
                                        --------      --------        -------

Revenue ...........................  $ 21,718,213   $ 19,332,922   $ 21,959,396

Operating costs and expenses:
   Cost of goods sold..............    12,716,740     11,417,111     13,523,932
   Selling, general and ...........     8,377,665      7,761,328      8,051,446
   administrative
   Depreciation and amortization...       520,027        358,855        338,234
                                      -----------    -----------    -----------
        Total operating costs .....    21,614,432     19,537,294     21,913,612
        and expenses

Operating income (loss)............       103,781       (204,372)        45,784

Other expense:
   Interest expense................       335,871        469,355        128,965
   Management fee paid to Pages....          --             --          500,000
   Loss on sale of building........       151,144           --             --
                                      -----------    -----------    -----------
        total other expenses ......       487,015        469,355        628,965

Loss before income taxes and
   extraordinary item and change in
      accounting principle ........      (383,234)      (673,727)      (583,181)
Benefit for income taxes ..........       145,500        256,000        195,100
                                      -----------    -----------    -----------

Loss before extraordinary gain on
   retirement of debt and change in
   accounting principle ...........      (237,734)      (417,727)      (388,081)
                                      -----------    -----------    -----------

Extraordinary gain on retirement of debt
   (less income taxes of $570,000)        930,000           --             --
Cumulative effect of a change in
   accounting principle (less
   income taxes of $397,850)                 --             --          596,814
                                      -----------    -----------    -----------

Net Income (Loss)..................   $   692,266    $  (417,727)   $   208,733
                                      ===========    ===========    ===========


EARNINGS PER SHARE BASIC AND DILUTIVE
Loss before extraordinary
item and change in ................   $     (0.13)   $     (0.34)   $     (0.39)
   accounting principle
Cumulative effect of a change in....          --             --            0.59
   accounting principle
Extraordinary gain on .............
   retirement of debt .............          0.52            --              --
                                      -----------    -----------    -----------
Net Income (Loss)..................   $      0.39    $     (0.34)   $      0.20
                                      ===========    ===========    ===========


Weighted average common shares ....     1,783,200      1,225,447      1,003,200
outstanding
                                      ===========    ===========    ===========


               The accompanying notes are an integral part of the
                              financial statements.


-------------------------------------------------------------------



                 CASCO INTERNATIONAL, INC.
                      BALANCE SHEETS
                December 31, 1998 and 1997




           ASSETS                                      1998             1997
                                                   ---------          ---------

Current Assets:
    Cash .................................      $    107,482       $     73,516
    Accounts receivable...................         5,540,162          5,043,423
    Inventory ............................         5,265,797          4,545,752
    Prepaid expenses......................         1,096,277            973,329
                                                ------------       ------------

           Total current assets...........        12,009,718         10,636,020
                                                ------------       ------------

Buildings and equipment:
    Buildings ............................         2,602,793          3,194,058
    Equipment ............................         2,819,104          2,025,552
                                                ------------       ------------
                                                   5,421,897          5,219,610
    Less accumulated depreciation.........        (1,974,403)        (1,664,540)
                                                ------------       ------------
                                                   3,447,494          3,555,070
Land .....................................           111,468            211,468
                                                ------------       ------------

           Total property and ............         3,558,962          3,766,538
           equipment, net
                                                ------------       ------------

Other assets:
    Cost in excess of net assets
      acquired, net of accumulated
      amortization of $342,244 and
      $267,608 respectively                        2,541,899          1,098,859
    Other ................................           732,024            646,256
                                                ------------       ------------
                                                   3,273,923          1,745,115
                                                ============       ============
TOTAL ASSETS .............................      $ 18,842,603       $ 16,147,673
                                                ============       ============


               The accompanying notes are an integral part of the
                              financial statements.

-------------------------------------------------------------------

-------------------------------------------------------------------




                    CASCO INTERNATIONAL, INC.
                          BALANCE SHEETS
                    December 31, 1998 and 1997



    LIABILITIES AND STOCKHOLDERS' EQUITY                1998            1997
                                                    ---------        ---------

Liabilities:
    Accounts payble ........................     $  1,234,869      $  1,062,112
    Short-term debt obligations.............        3,882,269              --
    Short-term subordinated debenture.......             --             100,000
    Accrued liabilities.....................          360,370           320,157
    Advanced deposits-current...............        1,926,406         1,951,471
                                                 ------------      ------------

           Total current liabilities........        7,403,914         3,433,740
                                                 ------------      ------------

Long-term debt  .............................        2,413,154              --
Advanced deposits-noncurrent.................        2,653,353         2,558,517
Subordinated debenture.......................             --           4,900,000
Deferred tax liabilitiy......................          492,150            67,650
                                                  ------------      ------------

Total Liabilities ........... ...............       12,962,571        10,959,907
                                                  ------------      ------------

Commitments and contingencies.. .............             --                --

Stockholders' equity:
    Preferred shares:  $.01 par value;
      authorized 300,000 shares; none issued
      and outstanding                                     --                --
    Common shares par value $.01, authorized
      5,000,000, issued 1,783,200 ...........           17,832            17,832
    Capital in excess of par value...........        6,417,586         6,417,586
    Accumulated deficit.....................         (555,386)       (1,247,652)
                                                 ------------      ------------

           Total stockholders' equity........        5,880,032         5,187,766
                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..     $ 18,842,603      $ 16,147,673
                                                  ============      ============


               The accompanying notes are an integral part of the
                              financial statements.





                   CASCO INTERNATIONAL, INC.
                    STATEMENTS OF CASH FLOWS
      For the years ended December 31, 1998, 1997 and 1996

                                            1998            1997         1996
                                           --------       ---------     --------

Cash flows from operating activities:
   Net income (loss)                    $   692,266    $  (417,727)   $  208,733
   Adjustments to reconcile net income
      (loss) to cash provided by
      operating activities:
      Depreciation and amortization         520,027        358,855       338,234
      Loss of sale of building              151,144           --            --
      Extraordinary gain on retirement   (1,500,000)          --            --
      of debt
      Deferred provision (benefit)          424,500       (256,000)      202,750
      Changes in assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable               (496,739)      (399,396)    1,457,602
   Inventory                               (595,713)     2,422,613     (187,953)
         Prepaid expenses and other assets (174,792)      (179,221)     (18,377)
      Increase (decrease)in liabilities:
         Accounts payable and accrued
            liabilities                     212,970       (531,907)      243,124
         Advance deposits                    69,771       (377,955)    (760,164)
                                            --------      ---------     --------
           Total adjustments             (1,388,832)     1,036,989     1,275,216
                                            --------      ---------     --------

Net cash provided by (used in)             (696,566)       619,262     1,483,949
operating activities                        --------      ---------     --------

Cash flows from investing activities:
   Sale of building                         421,187           --            --
   Payments for purchases of               (731,436)      (159,430)    (421,740)
   property and equipment                   --------      ---------     --------
Cash used in investing activities          (310,249)      (159,430)    (421,740)

Cash flows from financing activities:
   Proceeds from debt obligation         13,759,044     14,905,007    24,813,186
   Principal payments on debt           (12,718,263)   (18,574,753) (25,971,102)
   Issuance of Common Stock Units              --        3,152,459          --
                                            --------      ---------     --------
Cash provided by (used in)
financing activities                      1,040,781       (517,287)  (1,157,916)

Increase (decrease) in cash                  33,966        (57,455)     (95,707)
Cash, beginning of year                      73,516        130,971       226,678
                                            --------      ---------     --------

Cash, end of year                       $   107,482    $    73,516   $   130,971
                                            ========      =========     ========

Other Cash Flow Information:
   Cash payments during the year for:
     Interest                           $   307,156    $   469,355   $   166,657
     Income taxes, net of refunds              --             --            --

Noncash Financing Activities:
   Payment of subordinated debt         $ 3,500,000    $      --     $      --
   Subordinated debt replaced with      $ 3,500,000    $      --     $      --
     line of credit
   Acquisitions of assets and           $ 1,745,642    $      --     $      --
   Increase in line of credit for       $ 1,745,642    $      --     $      --
     acquisitions
   Subordinated debenture with          $      --      $ 5,000,000   $      --
     Pages assumed at spin-off
   Due to Pages replaced with           $      --      $ 4,124,975   $      --
     subordinated debenture
   Decrease in capital in excess        $      --      $   875,025   $      --
     of par value and common stock from
     spin-off

               The accompanying notes are an integral part of the
                              financial statements.

-------------------------------------------------------------------

-------------------------------------------------------------------



                        CASCO INTERNATIONAL, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY
          For the years ended December 31, 1998, 1997 and 1996


                                              Capital in
                                     Common   Excess of   Accumulated
                           Shares    Stock    Par Value    Deficit      Total
                           --------  -------  -------     ----------   --------

Balance December 31, 1995    334.91 $ 33,491 $4,124,494  $(1,038,658) $3,119,327
Change in par value of               (33,488)    33,488
  common stock
Net income                                                   208,733     208,733
                           --------  -------  -------     ----------   --------

Balance December 31, 1996    334.91        3  4,157,982     (829,925)  3,328,060

Spinoff from Pages          (334.91)      (3)  (884,313)       -----   (884,316)

Distribution to Pages       929,103    9,291      -----        -----       9,291
  stockholders

Stock Dividend               74,097      741       (741)       -----       -----

Offering                    780,000    7,800  3,144,658        -----   3,152,458

Net loss                      -----    -----      -----     (417,727)  (417,727)
                           --------  -------    -------   ----------    --------

Balance December 31, 1997 1,783,200   17,832  6,417,586   (1,247,652)  5,187,766

Net Income                    -----    -----      -----      692,266     692,266
                           --------  -------    -------   ----------    --------

Balance December 31, 1998 1,783,200  $17,832 $6,417,586  $  (555,386) $5,880,032
                           ========  =======    =======   ==========    ========

The accompanying notes are an integral part of the financial statements.
-------------------------------------------------------------------

-------------------------------------------------------------------

--------------------------------------------------------------------------
                        CASCO INTERNATIONAL, INC.
--------------------------------------------------------------------------
                       (formerly CA Short Company)
-------------------------------------------------------------------

-------------------------------------------------------------------
                   NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------

-------------------------------------------------------------------

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

NATURE OF BUSINESS

-------------------------------------------------------------------
      The Company is engaged in the design, implementation, and fulfillment of incentive awards and recognition programs for businesses throughout the United States. The Company's corporate headquarters is located in Shelby, North Carolina.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
BASIS OF PRESENTATION

-------------------------------------------------------------------
     On February 28, 1990, in a transaction accounted for as a purchase, all of the outstanding stock of the Company was acquired by Pages, Inc. ("Pages"). These financial statements were prepared under the resulting new basis of accounting that reflects the fair values of assets acquired and liabilities assumed.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     On July 30, 1998 the Company entered into an agreement with Awards & Gifts, Inc. and Richard W. Terlau, Jr., providing for the purchase of substantially all assets and certain liabilities of Awards & Gifts by the Company. The Company utilized purchase accounting for this acquisition. Under the terms of the Asset Purchase Agreement, the assets included Awards & Gifts customer list, machinery and equipment, inventories, Awards & Gifts intellectual property assets, prepaid expenses, and a real property lease. The purchase price for the assets was $1.5 million with certain adjustments made for pro-rated items, with $1.3 million in cash and a $200,000 promissory note. The note is secured by an Irrevocable Standby Letter of Credit issued by Branch Banking & Trust Company. The purchase price under the Asset Purchase Agreement was determined by arm's length negotiations between the parties based on the market value of the assets purchased and sold. The goodwill acquired in this transaction will be amortized over fifteen years using the straight-line method. The acquisition was financed with proceeds from its revolving credit facility with Branch Banking & Trust Company.
-------------------------------------------------------------------

     On October 1, 1998 the Company entered into an agreement with American Awards & Gifts, Inc. and Frank G. and Judith J. McGinnis, providing for the purchase of substantially all assets and certain liabilities of American Awards & Gifts, Inc. by the Company. The Company utilized purchase accounting for this acquisition. Under the terms of the Asset Purchase Agreement, the assets included American Awards & Gifts customer list, machinery and equipment, tools and dies, inventories, intellectual property assets, and general intangibles, the liabilities included the assumption of certain accounts payable. The purchase price for the assets was $255,177 with $100,000 in cash and a $155,177 promissory note. The purchase price under the Asset Purchase Agreement was determined by arm's length negotiations between the parties based on the market value of the assets purchased and sold. The goodwill acquired in this transaction will be amortized over fifteen years using the straight-line method.
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Effective at the close of business on December 31, 1996, a tax free spin off of the Company's common stock from it's parent, Pages, was completed (the "Distribution"). In the Distribution, for every ten shares of Pages common stock outstanding on the record date, one and one-half shares of the Company's common stock was distributed to Pages' stockholders.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
USE OF MANAGEMENT ESTIMATES

-------------------------------------------------------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
REVENUE RECOGNITION

-------------------------------------------------------------------
      Revenues from the sale of incentive awards are generally recognized upon shipment and delivery of the related merchandise except for revenue recognized relating to advanced deposits. Revenues from services are insignificant. Returns from the sales of incentive awards and from services are insignificant.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Effective January 1, 1996, the Company changed its method of accounting for the recognition of revenues relating to advanced deposits. Previously, the Company recognized such deferred revenue at the conclusion of the respective prepaid safety award programs. Effective with the change, revenues are recognized over the course of the programs based on the Company's historical and expected redemption percentages. The corresponding deferred commission costs have also been recognized in association with this change in the same direct proportion as the revenue recognition.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
      The effect of this accounting change in 1996 was to increase income before income taxes and cumulative effect of change in accounting principle by $209,190, net of associated commission expense of $32,704 for the year ended December 31, 1996.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

-------------------------------------------------------------------
ACCOUNTS RECEIVABLE

-------------------------------------------------------------------
     The Company sells its products to numerous commercial and industrial customers, across the United States and Canada. The accounts receivable are well diversified and are expected to be repaid in the normal course of business.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
INVENTORY

-------------------------------------------------------------------
     Inventory consists of general retail merchandise. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
PREPAID EXPENSES

-------------------------------------------------------------------
      Prepaid  expenses  at  December  31, 1998 and 1997  include  $694,338  and
$651,359, respectively, of prepaid selling costs that include costs for commissions paid to salespeople that relate to advanced deposits for the sales of incentive and recognition awards programs. Such costs are directly attributable to obtaining specific future commitments and are expensed in the year the related revenue is recorded.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
BUILDINGS AND EQUIPMENT

-------------------------------------------------------------------
     Buildings and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from three to thirty-one years. Major repairs and betterments are capitalized; minor repairs are expensed as incurred. Depreciation expense for the years ended December 31, 1998, 1997 and 1996, totaled $438,681, $324,691 and $302,832, respectively.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER ASSETS

-------------------------------------------------------------------
     Cost in excess of net assets acquired are amortized on a straight line basis over 40 and 15 years. Management periodically evaluates its accounting for cost in excess of net assets acquired by considering such factors as historical performance, current operating results and future operating income. At each balance sheet date, the Company evaluates the realizability of cost in excess of net assets acquired based upon estimated nondiscounted cash flows. Based upon its most recent analysis, the Company believes that no material impairment of cost in excess of net assets acquired exists at December 31, 1998. Based on this periodic review, management believes that the carrying value of cost in excess of net assets acquired is reasonable and the amortization period is appropriate. Amortization expense on cost in excess of net assets acquired for the years ended December 31, 1998, 1997 and 1996 totaled $77,274, $34,162 and $34,162, respectively.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Other assets include cash surrender value of life insurance, deferred loan costs and non-compete agreements. The deferred loan costs are amortized using the straight line method over the terms of the related contracts. Amortization expense totaled $7,071, $0 and $1,240, for the years ended December 31, 1998, 1997 and 1996, respectively.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
INCOME TAXES

-------------------------------------------------------------------
     The Company employs Statement of Financial Accounting Statements ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As noted above, the Company was a wholly-owned subsidiary of Pages through December 31, 1996 when a tax-free spin off was completed. The Company was included in Pages consolidated tax returns for 1996.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
PER SHARE DATA
-------------------------------------------------------------------

-------------------------------------------------------------------
     Per share amounts have been computed based on the weighted average number of common shares outstanding during the period and have been adjusted to give retroactive effect to the distribution of shares to Pages' stockholders and to the 8% stock dividend paid to stockholders of record on July 16, 1997. The potential common stock outstanding at December 31, 1998 and 1997 would be antidilutive for the years then ended. There was no potential common stock outstanding for the year ended December 31, 1996. Therefore, basic earnings per share equal earnings per share as previously recorded.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
PROFIT SHARING PLANS

-------------------------------------------------------------------
      The Company has a noncontributory profit sharing retirement plan (the "Plan"), covering a significant number of employees for which accrued costs are funded. Company contributions to the Plan are discretionary. There were no Company contributions for the years ended December 31, 1998, 1997 and 1996.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
LONG-LIVED ASSETS

-------------------------------------------------------------------
      The Company utilizes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which required adoption in 1996. The general requirements of SFAS No. 121 apply to the fixed and intangible assets of the Company and require impairment to be considered whenever assets are disposed of or whenever events or change in circumstances indicate that the carrying amount of the asset will not be recoverable based on expected future cash flows of the asset. The Company periodically evaluates the recoverability of long-lived assets and measures the amount of impairment if any. There were no impairment adjustments at December 31, 1998, 1997 and 1996.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS

-------------------------------------------------------------------
      The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying value of all current assets and liabilities approximates the fair value because of their short term nature. The fair values of non-current assets and liabilities approximate their carrying value based on current market prices. (Refer to Note 8 for purchase of subordinated debenture after December 31, 1998.)
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
STOCK-BASED COMPENSATION

      The Company has elected to follow Accounting Principles Board Opinion No. 15, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise prices of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (Statement 123).

2.    STOCK OPTIONS AND WARRANTS
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     At December 31, 1998, 335,000 common shares of the Company were reserved for issuance under the incentive stock option plans, 90,000 shares were reserved under the non-employee director stock option plans and 1,560,000 shares were reserved under outstanding warrants. Additionally, 200,000 common shares of the Company were reserved under a performance option plan for the President.
-------------------------------------------------------------------
-------------------------------------------------------------------


-------------------------------------------------------------------
                                                     December 31,   December 31,
                                                         1998           1997
Incentive Stock Option Plan                        --------------  -------------
  Outstanding, beginning of year ...............          93,460               0
  Granted ......................................         189,000          93,460
  Canceled .....................................           9,320            None
  Exercised ....................................            None            None
                                                         -------         -------

Outstanding, end of year .......................         273,140          93,460
                                                         -------         -------

Exercise price range of ........................         $1.0000         $3.0625
options outstanding ............................              to              to
                                                         $3.7037         $3.7037

Non-Employee Director Option Plan
  Outstanding, beginning of year ...............          10,800               0
  Granted ......................................          45,000          10,800
  Canceled .....................................            None            None
  Exercised ....................................            None            None
                                                         -------         -------

Outstanding, end of year .......................          55,800          10,800
                                                         -------         -------

Exercise price range of ........................         $  2.00         $  4.17
options outstanding ............................              to              to
                                                         $  4.17         $  4.17
-------------------------------------------------------------------

-------------------------------------------------------------------
   There were no options granted at December 31, 1996.
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
      The incentive stock options are exercisable at the fair market value on the date of grant, and were available from the 1996, 1997 and 1998 stock option plans. The options outstanding at December 31, 1998 are exercisable through January 17, 2002, December 29, 2002 and September 2, 2003 respectively.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
     The non-employee Director options are exercisable at the fair market value on the date of grant. The non-employee Director options outstanding at December 31, 1998 are exercisable through October 12, 2003.
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
      Warrants to purchase 1,560,000 shares of CASCO INTERNATIONAL, INC. common stock were issued in September 1997 as part of the unit offering. The warrants are exercisable for five years from the date of issuance at $5.50 per share.
-------------------------------------------------------------------
-------------------------------------------------------------------

                                                           Proceeds
              Date Granted           Shares   Exercise    to Company
               or Issued          Exercisable  Price     Upon Exercise
Incentive     ------------        -----------  ------    -------------
Stock Options:
1996 Plan     January 17, 1997       27,540   $3.7037       $102,000
1996 Plan     March 26, 1997          5,400    3.7037         20,000
1996 Plan     March 12, 1997         43,200    3.2407        139,998
1997 Plan     December 29, 1997       9,000    3.0625         27,563
1997 Plan     January 20, 1998       70,000    2.8750        201,250
1997 Plan     March 3, 1998          40,000    2.8125        112,500
1997 Plan     March 10, 1998          3,000    3.0000          9,000
1997 Plan     April 1, 1998           5,000    3.5000         17,500
1998 Plan     September 2, 1998      65,000    2.0000        130,000
1998 Plan     October 12, 1998        5,000    1.0000          5,000



                                                            Proceeds
              Date Granted          Shares     Exercise    to Company
                or Issued         Exercisable   Price     Upon Exercise
Non-Employee  ------------        -----------  --------   -------------
Director
Options:
1996 Plan     June 25, 1997          10,800   $4.1667         45,000
1996 Plan     January 20, 1998       30,000    2.8750         86,250
1998 Plan     September 2, 1998      15,000    2.0000         30,000


Warrants:     September 19, 1997  1,560,000     $5.50      8,580,000
                                  ---------             ------------

Total                             1,888,940               $9,506,061
                                  =========             ============
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholl's option pricing model with the following weighted average assumptions for 1998 and 1997. There were no options outstanding at 1996.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
                                 1998      1997
                                -----     -----
Risk-free interest rate           6%        6%
Dividend yield                    0%        0%
Volatility factor               107.7%     82.7%
Weighted average expected         5          5
life in years
-------------------------------------------------------------------

-------------------------------------------------------------------

-------------------------------------------------------------------
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and earnings per share were as follows:
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
                                             1998        1997
Net income (loss) as reported          $  692,266        (417,727)
Net income (loss)-pro forma               677,866        (430,727)
Income (loss) per
   common share-as reported            $       39    $      (0.34)
Income (loss) per
   common share-pro forma                     .38            (.35)
Weighted average fair value of         $     2.04    $        2.60
   options granted during the year
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     The pro forma effect of these options on net loss and loss per common share was not material. These pro forma calculations only include the effects of 1998 and 1997 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
3.  STOCK DIVIDENDS
-------------------------------------------------------------------

-------------------------------------------------------------------
      On June 1, 1997, the Company declared an 8% stock dividend on its common stock for stockholders of record on July 16, 1997. The payment date for the stock dividend was August 1, 1997. As a result of the stock dividend, 74,097 additional shares were issued, capital in excess of par value was reduced by $741. There was no distribution or cash payment relating to fractional shares.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
4.    DEBT OBLIGATIONS
-------------------------------------------------------------------

-------------------------------------------------------------------
           Debt obligations consisted of the following:
-------------------------------------------------------------------

                                       December 31,        December 31,
                                          1998                 1997
                                       -----------         -----------
Line of  credit  with  interest
at prime  plus 1/2  percent;
interest  payable monthly, maturing
on July 30, 1999, collateralized
by accounts receivable and
inventory of the Company
($1,355,508 available at
December 31,1998).                     $3,644,492           ------

Subordinated  debenture  due to Pages,  $5  million 7%  subordinated  debenture, principle  payments  will be $100,000 per year for the first four years,  with a balloon payment due at the end of the fifth year for the remaining principle
balance. (See Note 9.)                    -------          $5,000,000


First  National  Bank first deed of trust on the Shelby  facilities.  Payable in monthly installments of $24,088 including interest (7 1/2 percent) through March of 2013. The term of the loan is fifteen years, callable after five years
and guaranteed by the President.        2,302,460           ------

Promissory  note  payable  with  interest  at 8  percent,  payable in two annual installments through July 30, 2000. Collateralized by letter of credit at
Branch Banking & Trust.                   200,000           -------

Promissory note payable with
interest at 6 percent, payable in
monthly installments through
October 1, 2003.                          148,471           -------
                                     -------------     -------------
                                        6,295,423         5,000,000
Current portion                         3,882,269           100,000
                                     =============     =============
Long term portion                      $2,413,154        $4,900,000
                                     =============     =============
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
      The interest rate for the line as of December 31, 1998 and 1997 was prime plus 1/2 percent and prime plus 1 percent, respectively.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
   The prime interest rate at December 31, 1998 and 1997 was 7 3/4 and 8 1/2 percent, respectively. The carrying amount of the Company's short term debt obligations approximates fair value.
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     The line of credit facility also includes certain financial covenants, including covenants that the Company maintain certain financial ratios. In addition, the credit facility contains limitations on capital expenditures, fixed asset sales, loans and/or advances to shareholders and employees, restrictions on operating leases and limitation on dividends paid on common stock to $100,000 annually. As of December 31, 1998, the Company was in default of several of the covenants. The Company received a waiver letter for these defaults as of December 31, 1998.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

5.    COMMITMENTS AND CONTINGENCIES

-------------------------------------------------------------------
     The Company is obligated under various noncancelable operating leases. Operating leases are principally for office and warehouse facilities, equipment and vehicles. Rent expense under operating leases amounted to $152,128, $125,570 and $144,719, for the years ended December 31, 1998, 1997 and 1996, respectively. The future minimum rentals under non-cancelable operating leases during subsequent fiscal years are as follows:
-------------------------------------------------------------------

                   YEARS ENDING
                   DECEMBER 31,
                     1999           $  102,709
                     2000               63,678
                     2001                1,431
                                 -------------
                                    $  167,818
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
      The Company is also involved in certain legal proceedings in the ordinary course of its business which, if determined adversely to the Company would, in the opinion of management, not have a material adverse effect on the Company or its operations.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------

6.    INCOME TAXES

      As discussed in Note 1, the Company was included in Pages consolidated income tax return for 1996.

-------------------------------------------------------------------
      Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for inventory costs, revenues earned, accrued and prepaid expenses and reserves, and depreciation.
-------------------------------------------------------------------

      For the years presented, the benefit for income taxes from continuing operations consisted of the following.

                          December 31,     December 31,   December 31,
                             1998            1997            1996
Current                     -----            -----           -----

Deferred
   Federal                $(130,300)       $(217,000)      $(165,850)
   State and Local          (15,200)         (39,000)        (29,250)
                          -----------     ------------     -----------
Net deferred benefit      $(145,500)       $(256,000)      $(195,100)

Net benefit for taxes     $(145,500)       $(256,000)      $(195,100)
                          ===========     ============     ===========


      For the years presented, a reconciliation of income taxes from continuing operations based upon the application of the federal statutory tax rate is as follows:

                          December 31,    December 31,   December 31,
                             1998            1997             1996
                          -----------     -----------    -----------
Benefit for taxes at      $(145,700)      $ (229,100)     $ (198,300)
  statutory rate
Goodwill amortization         13,650           13,650          13,650
State taxes net of          (15,300)         (40,400)        (34,950)
  federal benefit
Other                          1,850            (150)          24,500
                          -----------     ------------     -----------

   Total benefit for      $(145,500)      $ (256,000)      $ (195,100)
       income taxes
                          ===========     ============     ===========


The components of net deferred taxes are as follows:

                                                  December 31,      December 31,
                                                      1998              1997
                                                  ------------      -----------
Assets:
   Inventory costs capitalized for tax .......     $    73,100      $    67,900
      purposes
   Accruals and reserves to be expensed
      as paid for tax purposes .............            81,500          150,000
   Other .....................................          27,850            3,050
   Net operating loss carry forwards .........         296,400          727,300
                                                   -----------      -----------
Deferred tax assets ..........................         478,850          948,250


Liabilities:
   Revenues to be earned net of cost .........        (301,000)        (316,900)
   Excess of tax over financial
      accounting depreciation and ............        (670,000)        (699,000)
      amortization
                                                   -----------      -----------
Deferred tax liability .......................        (971,000)      (1,015,900)
                                                   -----------      -----------

Net deferred tax liability ...................     $  (492,150)     $   (67,650)
                                                   ===========      ===========

     The Company changed its effective rate to 38% in 1998 from 40% in 1997. At December 31, 1998, operating loss carryforwards of approximately $780,000 are available, which will expire, if unused, beginning in 2010. The Company utilized approximately $1,065,000 and $647,000 of net operating loss carryforward for the years ended December 31, 1998 and 1997, respectively. The Company was included in Pages consolidated federal tax return for the year ended December 31, 1996.
-------------------------------------------------------------------
7.    RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------

-------------------------------------------------------------------
     For all periods presented prior to 1997, Pages had provided services to and incurred costs on behalf of the Company. Prior to the Distribution, Pages' management fee was intended to encompass the element of Pages' financing costs to provide non-interest bearing advances to the Company. Such element approximated $450,000, based on the prime interest rate as applied to the average outstanding balance due to Pages the years ended December 31, 1996. The remaining costs are for certain services, including, but not limited to, administrative services, transportation, tax services, accounting and reporting, management consultation, legal services, and general corporate expenses, which have also been allocated to the Company. The allocation of costs and expenses for these services were based on methods that management believes are reasonable. The portion of such costs which management believes continued to be incurred subsequent to the Distribution approximates $30,000. The balance of nonrecurring costs relates to duplicative management responsibilities for financing and operating activities, as well as other transportation and administrative costs which were eliminated by the Distribution.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
      Pages  allocated  general  corporate  expenses to the Company for the years ended December 31, 1998, 1997, and 1996 in the amounts of $0, $0 and $500,000, respectively.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
8.    LOSS ON SALE OF BUILDING
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
-------------------------------------------------------------------
     On March 4, 1998 the Company sold its 167,000 sq. ft. Kings Mountain Warehouse. The sale netted the Company approximately $425,000. The Company recorded a loss on the sale which totaled $151,144.
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
9.    EXTRAORDINARY GAIN ON RETIREMENT OF DEBT
-------------------------------------------------------------------
-------------------------------------------------------------------

-------------------------------------------------------------------
      On January 23, 1998, the Company redeemed at a discount, the subordinated debenture due to Pages on January 1, 2002. The debenture in the original principal amount of $5 million was redeemed for $3.5 million. The Company replaced the Pages debt with proceeds from the line of credit. The debt retirement resulted in an extraordinary gain of $930,000 after tax of $570,000.

For the year ended December 31, 1998, the impact of the extraordinary gain on basic and diluted earnings (loss) per share was as follows:

                                                    Basic    Diluted
 Loss before extraordinary gain       $ (237,734)  $ (.13)  $  (.13)
 Extraordinary gain on retirement
   of debt (less applicable
   income taxes of $570,000)             930,000      .52       .52
                                      -----------------------------
 Net income                           $  692,266   $  .39   $   .39
                                      -----------------------------
----
--------------------------------------------------------------

-------------------------------------------------------------------



-------------------------------------------------------------------

-------------------------------------------------------------------
----------------------------------------------------------------------


DIRECTORS:                                COMPANY OFFICES:

S. Robert Davis, Chairman of the Board    Headquarters and Distribution Center:
                                          4205 East Dixon Boulevard
Charles R. Davis, President and CEO       Shelby, North Carolina 28150

Robert V. Boylan, Chief Operating Officer

David J. Richards, Director

Michael P. Beauchamp, Director



-------------------------------           -------------------------------

CORPORATE OFFICERS:                       AVAILABILITY OF EXHIBITS TO
                                          FORM 10-K:
Charles R. Davis, President
                                          Exhibits to Form 10-K Report are on
Robert V. Boylan, Chief Operating         file with the Securities and
Officer                                   Exchange Commission and are
                                          referenced on the Exhibit Index
Jeffrey A. Ross, Chief Financial          contained hereinabove.  Exhibits are
Officer and Secretary                     available  upon request,  at $0.25
                                          per  page, representing  the
                                          Registrant's reasonable expenses in
                                          furnishing  such   exhibit(s).
                                          Exhibits  may be  obtained  by
                                          writing  to  Jeffrey  A. Ross,
                                          Secretary, CASCO INTERNATIONAL, INC.
-------------------------------

STOCK   TRANSFER   AGENT   AND
REGISTRAR:

American Stock Transfer &
Trust Company
40 Wall Street
New York, New York 10005








-------------------------------

AUDITORS:

Hausser + Taylor LLP
471 East Broad Street
Suite 1200
Columbus, Ohio 43215
-------------------------------------------------------------------

-------------------------------------------------------------------