Form 10-Q
period 1999-03-31
CASCO INTERNATIONAL INC
filed 1999-05-10
CIK 1026792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1999


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

YES    X NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date 1,783,200 common shares outstanding, each with par value $0.01, as of May 1, 1999.



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  Unaudited



                 ASSETS                                   1999           1998
                                                      ----------     ----------
Current Assets:
     Cash                                           $     68,324   $    107,482
     Accounts receivable                               3,475,990      5,540,162
     Inventory                                         5,198,308      5,265,797
     Prepaid expenses                                  1,088,930      1,096,277
                                                    ------------   ------------

                 Total current assets                  9,831,552     12,009,718

Buildings and equipment:
     Buildings                                         2,602,793      2,602,793
     Equipment                                         2,958,330      2,819,104
                                                    ------------   ------------
                                                       5,561,123      5,421,897
     Less accumulated depreciation                    (2,109,008)    (1,974,403)
                                                    ------------   ------------
                                                       3,452,115      3,447,494
Land                                                     111,468        111,468
                                                    ------------   ------------

                 Total property and equipment, net     3,563,583      3,558,962

Other assets:
     Cost in excess of net assets acquired, net of
     accumulated amortization of $379,157 and
     $342,244 respectively                             2,507,986      2,541,899
Other                                                    740,820        732,024
                                                    ------------   ------------
                                                       3,248,806      3,273,923
                                                    ------------   ------------
TOTAL ASSETS                                        $ 16,643,941   $ 18,842,603
                                                    ============   ============

The  accompanying  notes  are an  integral  part of the  financial statements




                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                                    Unaudited


     LIABILITIES AND STOCKHOLDERS' EQUITY        1999                    1998
                                       ----------------        ----------------

Liabilities:
     Accounts payable                 $         663,762       $       1,234,869
     Short-term debt obligations              2,262,437               3,882,269
     Accrued liabilities                        170,982                 360,370
     Advanced deposits-current                1,926,406               1,926,406
                                       ----------------        ----------------

                 Total current                5,023,587               7,403,914
                 liabilities           ----------------        ----------------

Long-term debt                                2,382,621               2,413,154
Advanced deposits-noncurrent                  2,385,283               2,653,353
Deferred tax liability                          684,250                 492,150
                                        ----------------        ----------------

Total Liabilities                            10,475,741              12,962,571
Commitments and contingencies                     -----                   -----

Stockholders' equity:
     Preferred Shares:  $.01 par value;
       authorized 300,000 shares; none
       issued and outstanding                     -----                   -----
     Common Shares par value $.01,
       authorized 5,000,000, issued
       1,783,200                                 17,832                  17,832
     Capital in excess of par value           6,417,586               6,417,586
     Accumulated deficit                       (267,218)               (555,386)
                                       ----------------        ----------------

                 Total stockholders'
                 equity                       6,168,200               5,880,032
                                       ----------------        ----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $      16,643,941       $      18,842,603
                                       ================        ================


   The accompanying notes are an integral part of the financial statements.




                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1999 and 1998
                                    Unaudited

                                                       Three Months
                                          --------------------------------------

                                                  1999                  1998
                                          ----------------      ----------------

Revenue                                 $       5,965,523     $       4,864,494

Operating costs and expenses:
     Cost of goods sold                         3,024,033             2,579,888
     Selling, general and administrative        2,186,339             1,939,435
     Depreciation and amortization                173,525               102,510
                                          ----------------      ----------------
          Total operating costs and expenses    5,383,897             4,621,833

Operating income (loss)                           581,626               242,661

Other income and (expenses)
     Interest expense                            (101,358)              (52,335)
     Loss on sale of building                        -----             (151,144)
                                          ----------------      ----------------
          Total other income and (expenses)      (101,358)             (203,479)

Income (loss) before income taxes and             480,268                39,182
     extraordinary item
Deferred (provision) benefit for income taxes    (192,100)              (14,900)
                                          ----------------      ----------------

Income (loss) before extraordinary gain on
     retirement of debt                           288,168                24,282
                                          ----------------      ----------------

Extraordinary gain on retirement of debt (less
     applicable income taxes of $570,000)           -----               930,000
                                          ----------------      ----------------

Net Income (Loss)                       $         288,168     $         954,282
                                          ================      ================


EARNINGS PER SHARE BASIC AND DILUTIVE
Income (loss) before
extraordinary item                      $            0.16     $            0.02
Extraordinary gain on
retirement of debt                      $           -----     $            0.52
                                          ================      ================
Net Income (Loss)                       $            0.16     $            0.54
                                          ================      ================


Weighted average common shares outstanding      1,783,200             1,783,200
                                          ================      ================


The  accompanying  notes are an integral  part of the  financial statements.




                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                    Unaudited

                                                      1999              1998
                                                 ------------      ------------

Cash flows from operating activities:
     Net income (loss)                         $      288,168    $      954,282
     Adjustments to reconcile net (loss) income to cash
        provided by operating activities:
        Depreciation and amortization                 173,525           102,510
        Loss of sale of building                        -----           151,144
        Extraordinary gain on retirement of debt         -----         (930,000)
        Deferred provision (benefit)                  192,100           584,900
        Changes in assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                      2,064,172         2,552,859
           Inventory                                    67,489         (556,011)
           Prepaid expenses and other assets           (6,456)         (148,317)
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities  (760,495)         (335,970)
           Advance deposits                          (268,070)          (80,124)
             Total adjustments                      1,462,265         1,340,991

Net cash provided by operating activities           1,750,433         2,295,273

Cash flows from investing activities:
     Sale of building                                   -----           421,187
     Payments for purchases of property and equipment(139,226)         (361,203)
Cash used in investing activities                    (139,226)           59,984

Cash flows from financing activities:
     Proceeds from debt obligation                  5,037,910         5,663,767
     Principal payments on debt                    (6,688,275)       (7,371,269)
Cash used in financing activities                  (1,650,365)       (1,707,502)

Increase (decrease) in cash                           (39,158)           647,755
Cash, beginning of period                             107,482            73,516

Cash, end of period                            $       68,324    $      721,271
                                                 =============     =============

Other Cash Flow Information:
     Cash payments during the year for:
        Interest                               $       81,206    $       52,335
        Income taxes, net of refunds                    -----             -----


   The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    Unaudited

         The accompanying financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

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

         There were no options granted under the Company's 1998 Incentive Stock Option Plan and under the Non-Employee Director Stock Option Plan during the three months ended March 31, 1999.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998:

         Revenues for the three months ended March 31, 1999 approximated $5.97 million, compared to $4.86 million in revenues for the three months ended March 31, 1998, an increase of 22.6% or approximately $1.11 million. The increase is attributable to strong retention of existing customers coupled with new customers in the new markets with employed recognition consultants and the acquisitions made by the Company in 1998.

         Cost of goods sold for the three months ended March 31, 1999 approximated $3.02 million, compared to approximately $2.58 million of cost of goods sold for the three months ended March 31, 1998, an increase of 17.22% or approximately $440,000. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 50.7% for the three months ended March 31, 1999, from 53% for the three months ended March 31, 1998. The 2.3% decrease in the cost of goods sold as a percentage of revenues was principally attributable to a change in product mix and improved inventory purchasing strategy.

         Selling, general, and administrative expense for the three months ended March 31, 1999 approximated $2.19 million, compared to $1.94 million for the three months ended March 31, 1998, a increase of 12.7% or approximately $247,000. The increase in selling, general, and administrative expense were principally attributable to expansion of the internal employed sales force and the cost associated with the acquisitions in 1998. As a percentage of revenues, selling, general and administrative decreased to 36.6% for the three months ended March 31, 1999, from 39.9% for the three months ended March 31, 1998. The 3.3% decrease as a percentage of revenues were principally attributable to benefits obtained from aggressive cost containment policies, and the increase in revenues generated by the employed sales force.

         Interest expense was approximately $101,000 for the three months ended March 31, 1999, compared to $52,335 for the three months ended March 31, 1998, an increase of approximately $49,000. The increase in interest expense was primarily due to the Company's mortgage on the buildings obtained to complete the early redemption of the Company's subordinated debenture due to Pages on January 1, 2002. The increase was also attributable to the interest on the Company's line of credit which was used to finance the acquisitions in 1998. The average outstanding debt for the first three months in 1999 approximated $5.2 million compared to $2.3 million for the first three months in 1998.
Additionally, the average interest rate for the first three months in 1999 approximated 7.84% compared to approximately 9.33% for the same period in 1998.

         Depreciation and amortization expense was approximately $174,000 for the three months ended March 31, 1999, compared to $103,000 for the three months ended March 31, 1998, an increase of 69.3% or approximately $71,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1997 and 1998.

         Income tax provision was $192,100 for the three months ended March 31, 1999, compared to an income tax provision of $14,900 for the three months ended March 31, 1998. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the income before taxes.

LIQUIDITY AND CAPITAL RESOURCES


     The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility and proceeds from the public offering of units consisting of common stock and warrants during the third quarter of 1997. The Company's primary uses of funds consist of financing inventory, receivables and acquisitions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate changes on its debt obligations. The Company is not exposed to foreign currency exchange rate risk or investment risk.

        Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term debt obligation line of credit. The interest rate on this line of credit is prime plus 1/2 percent. The prime interest rate at March 31, 1998 was 7 3/4 percent. The Company's line of credit is renewable and negotiable yearly. The fluctuation of the interest rate may increase interest expense if the prime interest rate increases before the line of credit could be renegotiated to a fixed rate loan.


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


ITEM 2:   CHANGES IN SECURITIES
              None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5:   OTHER INFORMATION
              None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8K


         Exhibit                                                      Method
         Number                Description                            of filing

         1             Underwriting Agreement                           1

         2             Agreement and Plan of Merger                     1

         3 (i) .1      Certificate of Incorporation                     1

         3 (i) .2      Certificate of Amendment to
                       Certificate of Incorporation                     1

         3 (ii)        Bylaws                                           1

         4.1           Form of Stock Certificate                        1

         4.2           Warrant Agreement                                1

         4.3           Form of Warrant Certificate                      1

         4.4           Form of Warrant-R.L. Renck & Company             1

         10.1          1996 Incentive Stock Option Plan                 1

         10.2          Employee Stock Option Plan                       1

         10.3          Huntington Loan Documents:
                       10 .3 .1     Loan and Security Agreement         1
                       10 .3 .2     Revolving Note                      1
                       10 .3 .3     Commercial Letter of Credit
                                    Reimbursement Agreement             1
                       10 .3 .4     Deed of Trust, Assignment of
                                    Rents and Security Agreement        1
                       10 .3 .5     Debt Subordination and
                                    Intercreditor Agreement             1
                       10 .3 .6     Third Amendment to Loan
                                    and Security Agreement              1
                       10 .3 .7     Third Note Modification
                                    and Extension Agreement             1
         10.4          Non-Employee Director Stock Option Plan          1

         10.5          Amendment to 1996 Incentive
                       Stock Option Plan                                1

         10.6          1997 Incentive Stock Option Plan                 1

         10.7          Charles R. Davis' Performance
                       Option Agreement                                 1

         10.8          First National Bank Loan Document                1

         10.9          Branch Banking & Trust Loan Document             1

         10.10         1998 Incentive Stock Option Plan                 1

         10.11         Non-Employee Director Stock Option Plan          1

         10.12         1999 Stock Option Plan                           2

         27            Financial Data Schedule                          3


1. Incorporated by reference to the Company's registration statement on Form 10, file number 0-271717, filed in Washington, D.C.

2. Incorporated by reference to the Company's proxy statement, file number 0-271717, filed in Washington D.C.

3.   Filed herewith.

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

                                                 CASCO INTERNATIONAL, INC.
                                                 Registrant

Date:    May 1, 1999                          By:      /s/ Jeffrey A. Ross
                                                 ------------------------------
                                                        Jeffrey A. Ross
                                                        Principal Financial and
                                                        Accounting Officer