Form 10-Q
period 1999-06-30
CASCO INTERNATIONAL INC
filed 1999-08-12
CIK 1026792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1999


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

YES X    NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date 1,783,200 common shares outstanding, each with par value $0.01, as of August 9, 1999.



ITEM 1.  FINANCIAL STATEMENTS


                                CASCO INTERNATIONAL, INC.
                                      BALANCE SHEETS
                           June 30, 1999 and December 31, 1998
                                        Unaudited



                 ASSETS ........................          1999            1998
                                                   ------------    ------------

Current Assets:
     Cash ......................................   $     47,159    $    107,482
     Accounts receivable .......................      3,275,420       5,540,162
     Inventory .................................      4,996,497       5,265,797
     Prepaid expenses ..........................      1,024,241       1,096,277
                                                    ------------    ------------

                 Total current assets ..........      9,343,317      12,009,718

Buildings and equipment:
     Buildings .................................      2,602,793       2,602,793
     Equipment .................................      3,047,469       2,819,104
                                                    ------------    ------------
                                                      5,650,262       5,421,897
     Less accumulated depreciation ..............    (2,249,318)     (1,974,403)
                                                    ------------    ------------
                                                      3,400,944       3,447,494
Land ............................................       111,468         111,468
                                                    ------------    ------------

                 Total property and equipment, net    3,512,412       3,558,962

Other assets:
     Cost in excess of net assets acquired, net of
     accumulated amortization of $413,069 and
     $342,244 respectively .......................    2,474,074       2,541,899
Other ............................................      743,339         732,024
                                                    ------------    ------------
                                                      3,217,413       3,273,923
                                                    ------------    ------------
TOTAL ASSETS ...................................   $ 16,073,142    $ 18,842,603
                                                    ============    ============



The  accompanying  notes  are an  integral  part of the  financial statements.



                             CASCO INTERNATIONAL, INC.
                                   BALANCE SHEETS
                        June 30, 1999 and December 31, 1998
                                     Unaudited


     LIABILITIES AND STOCKHOLDERS' EQUITY .......          1999            1998
                                                    ------------    ------------

Liabilities:
     Accounts payable ...........................  $    277,137    $  1,234,869
     Short-term debt obligations ................     2,274,712       3,882,269
     Accrued liabilities ........................       249,738         360,370
     Advanced deposits-current ..................     1,926,406       1,926,406
                                                    ------------    ------------

                 Total current ..................     4,727,993       7,403,914
                 liabilities                        ------------    ------------

Long-term debt .................................      2,362,626       2,413,154
Advanced deposits-noncurrent....................      2,173,625       2,653,353
Deferred tax liability .........................        666,900         492,150
                                                    ------------    ------------

Total Liabilities ..............................      9,931,144      12,962,571
Commitments and contingencies ...................           --              --

Stockholders' equity:
     Preferred Shares:  $.01 par value; authorized
       300,000 shares; none issued and outstanding           --              --
     Common Shares par value $.01, authorized
       5,000,000, issued 1,783,200 .............         17,832          17,832
     Capital in excess of par value ............      6,417,586       6,417,586
     Accumulated deficit .......................       (293,420)       (555,386)
                                                    ------------    ------------

                 Total stockholders' equity ....      6,141,998       5,880,032
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 16,073,142    $ 18,842,603
                                                    ============    ============



The accompanying notes are an integral part of the financial statements.



                         CASCO INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
   For the three months and the six months ended June 30, 1999 and 1998
                                Unaudited

                                     Three Months            Six Months
                                     ------------           ------------

                                    1999        1998       1999       1998
                               ------------ ----------- ----------- ----------

Revenue ............            $ 5,869,358 $ 4,666,217 $11,834,881 $9,530,711

Operating costs and expenses:
     Cost of goods sold .......   3,283,242   2,747,126   6,307,275  5,327,014
     Selling, general and
        administrative ...        2,362,687   1,908,107   4,549,026  3,847,542
     Depreciation and amortization  179,230     108,074     352,755    210,584
                               ------------ -----------  ---------- ----------
          Total operating costs
              and expenses ....   5,825,159   4,763,307  11,209,056  9,385,140

Operating income (loss) ....         44,199     (97,090)    625,825    145,571

Other income and (expenses)
     Interest expense .......       (87,751)    (74,751)   (189,109)  (127,086)
     Loss on sale of building .....   --            --        --      (151,144)
                               ------------ -----------  ---------- ----------
          Total other income
               and (expenses)       (87,751)    (74,751)   (189,109)  (278,230)

Income (loss) before income taxes and
     extraordinary item ..........  (43,552)   (171,841)    436,716   (132,659)
Deferred (provision) benefit
     for income taxes .......        17,350      65,300    (174,750)    50,400
                               ------------ ----------- -----------  ---------

Income (loss) before extraordinary gain on
     retirement of debt ...         (26,202)   (106,541)    261,966    (82,259)
                               ------------ ----------- ----------- ----------

Extraordinary gain on retirement of debt (less
     applicable income taxes
     of $570,000) ........           --          --           --       930,000
                               ------------ ----------- ----------- ----------

Net Income (Loss) ... ......   $    (26,202) $ (106,541) $  261,966  $ 847,741
                               ============  ==========  ==========  =========


EARNINGS PER SHARE BASIC AND DILUTIVE
Income (loss) before
      extraordinary item ..    $      (0.01) $    (0.06) $     0.15  $   (0.05)
Extraordinary gain on
      retirement of debt ...   $       --    $      --   $      --   $    0.52
                               ------------  ----------  ----------  ---------
Net Income (Loss) ..........   $      (0.01) $    (0.06) $     0.15  $    0.47
                               ============  ==========  ==========  =========


Weighted average common
      shares outstanding . .      1,783,200   1,783,200   1,783,200  1,783,200
                               ============  ==========   =========  =========


The  accompanying  notes  are  an  integral  part  of  the financial statements.




                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1999 and 1998
                                    Unaudited


                                                          1999            1998
                                                    ------------    ------------

Cash flows from operating activities:
     Net income ................................   $    261,966         847,741
     Adjustments to reconcile net
        (loss) income to cash
        provided by operating activities:
        Depreciation and amortization ..........        352,755         210,584
        Loss of sale of building ...............           --           151,144
        Extraordinary gain on retirement of debt           --          (930,000)
        Deferred provision (benefit) ............       174,750         519,600
        Changes in assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable ..................     2,264,742       2,892,725
           Inventory ............................       269,300        (542,346)
           Prepaid expenses and other assets ....        50,706        (209,967)
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities  (1,068,364)       (777,181)
           Advance deposits .......................    (479,728)         (5,518)
                                                    ------------    ------------
             Total adjustments ....................   1,564,161       1,309,041
                                                    ------------    ------------

Net cash provided by operating activities .........   1,826,127       2,156,782
                                                    ------------    ------------

Cash flows from investing activities:
     Sale of building .............................        --           421,187
     Payments for purchases of property and equipment  (228,365)       (474,037)
                                                    ------------    ------------
Cash used in investing activities ................     (228,365)        (52,850)

Cash flows from financing activities:
     Proceeds from debt obligation ...............    9,228,645       5,663,767
     Principal payments on debt ..................  (10,886,730)     (7,371,269)
                                                   ------------    ------------
Cash used in financing activities .................  (1,658,085)     (1,707,502)

Increase (decrease) in cash .......................     (60,323)        396,430
Cash, beginning of period .........................     107,482          73,516
                                                   ------------    ------------

Cash, end of period ...............................$     47,159         469,946
                                                   ============    ============

Other Cash Flow Information:
     Cash payments during the year for:
        Interest ................................. $    189,131          74,751
        Income taxes, net of refunds .............         --              --


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

         During the three months ended June 30, 1999, options were granted under the Company's 1999 Incentive Stock Option Plan as shown on the following table. The ending and average market price of the Company's Stock for the three months ended June 30, 1999 was $1.938 and $1.555 respectively.


               Date .................               Shares
             Granted or ..............              Reserved and       Exercise
              Issued ................               Exercisable        Price
---------------------------------------------       ------------       ---------

INCENTIVE STOCK OPTION PLAN
May 27, 1999 ................................            575,000       $    1.75



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998:

         Revenues for the three months ended June 30, 1999 approximated $5.87 million, compared to $4.67 million in revenues for the three months ended June 30, 1998, an increase of 25.8% or approximately $1.2 million. The increase is attributable to strong retention of existing customers coupled with new customers in the new markets with employed recognition consultants and the acquisitions made by the Company in 1998.

     Revenues for the six months ended June 30, 1999 approximated $11.83 million, compared to $9.53 million in revenues for the six months ended June 30, 1998, an increase of 24.2% or approximately $2.3 million. The increase is attributable to strong retention of existing customers coupled with new customers in the new markets with employed recognition consultants.

         Cost of goods sold for the three months ended June 30, 1999 approximated $3.28 million, compared to approximately $2.75 million of cost of goods sold for the three months ended June 30, 1998, an increase of 19.5% or approximately $536,000. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 55.9% for the three months ended June 30, 1999, from 58.9% for the three months ended June 30, 1998. The 3.0% decrease in the cost of goods sold as a percentage of revenues was principally attributable to a change in product mix and improved inventory purchasing strategy.

         Cost of goods sold for the six months ended June 30, 1999 approximated $6.31 million, compared to approximately $5.33 million of cost of goods sold for the six months ended June 30, 1998, an increase of 18.40% or approximately $980,000. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 53.3% for the six months ended June 30, 1999, from 55.9% for the six months ended June 30, 1998. The 2.6% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to a change in product mix, and an improved inventory purchasing strategy.

         Selling, general, and administrative expense for the three months ended June 30, 1999 approximated $2.36 million, compared to $1.91 million for the three months ended June 30, 1998, a increase of 23.8% or approximately $455,000. The increase in selling, general, and administrative expense were principally attributable to expansion of the internal employed sales force and the cost associated with the acquisitions in 1998. As a percentage of revenues, selling, general and administrative decreased to 40.3% for the three months ended June 30, 1999, from 40.9% for the three months ended June 30, 1998. The 0.6% decrease as a percentage of revenues were principally attributable to benefits obtained from aggressive cost containment policies, and the increase in revenues generated by the employed sales force.

         Selling, general, and administrative expense for the six months ended June 30, 1999 approximated $4.55 million, compared to $3.85 million for the six months ended June 30, 1998, a increase of 18.23% or approximately $701,000. As a percentage of revenues, selling, general and administrative decreased to 38.4% for the six months ended June 30, 1999, from 40.4% for the six months ended June 30, 1998. The 2.0% decrease as a percentage of revenues were principally attributable to benefits obtained from aggressive cost containment policies.

         Interest expense was approximately $88,000 for the three months ended June 30, 1999, compared to $75,000 for the three months ended June 30, 1998, an increase of approximately $13,000. For the six months ended June 30, 1999, interest expense was approximately $189,000 compared to approximately $127,000 for the six months ended June 30, 1998, an increase of approximately $62,000. The increase in interest expense was primarily due to the Company's mortgage on the buildings obtained to complete the early redemption of the Company's subordinated debenture due to Pages on January 1, 2002. The increase was also attributable to the interest on the Company's line of credit which was used to finance the acquisitions in 1998. The average outstanding debt for the first six months in 1999 approximated $4.95 million compared to $2.38 million for the first six months in 1998. Additionally, the average interest rate for the first six months in 1999 approximated 7.83% compared to approximately 9.0% for the same period in 1998.

         Depreciation and amortization expense was approximately $179,000 for the three months ended June 30, 1999, compared to $108,000 for the three months ended June 30, 1998, an increase of 65.8% or approximately $71,000. Depreciation and amortization expense was approximately $353,000 and $210,600 for the six months ended June 30, 1999 and 1998 respectively, an increase of 67.5% or approximately $142,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1997 and 1998.

         Income tax provision was $174,750 for the six months ended June 30, 1999, compared to an income tax benefit of $50,400 for the six months ended June 30, 1998. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the income before taxes.

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

     The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility, will cover operating expenditures and meet the short-term debt obligations. The Company's credit facility is due and payable in full on July 30, 1999. The lender has made a commitment to renew the credit facility when due. The new credit facility will be due and payable in full on July 30, 2000.


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

         The Company has conducted a preliminary assessment of its computer systems to identify items that could be impacted by the Year 2000 issue and formulated the following course of action. The Company will begin reviewing its non-information technology systems in mid-1999. Although the Company does not anticipate that non-information technology systems will pose a major problem, as its reliance on such systems is relatively small; non-information technology systems are more difficult to evaluate and repair than information technology systems and may require replacement. The Company has already begun its review of its information technology systems and will make necessary software upgrades in 1999. In addition, the Company has been separately evaluating its accounting software and is currently in the process of implementing a new system with implementation anticipated to be complete during the third quarter of 1999.

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

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term debt obligation line of credit. The interest rate on this line of credit is prime plus 1/2 percent. The prime interest rate at June 30, 1999 was 73/4percent. The Company's line of credit is renewable and negotiable yearly. The fluctuation of the interest rate may increase interest expense if the prime interest rate increases before the line of credit could be renegotiated to a fixed rate loan.

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

ITEM 2:   CHANGES IN SECURITIES
              None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5:   OTHER INFORMATION
              None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8K


         Exhibit                                                         Method

         Number                Description                            of filing

         1                     Underwriting Agreement                         1

         2                     Agreement and Plan of Merger                   1

         3 (i) .1              Certificate of Incorporation                   1

         3 (i) .2              Certificate of Amendment to

                               Certificate of Incorporation                   1

         3 (ii)                Bylaws                                         1

         4.1                   Form of Stock Certificate                      1

         4.2                   Warrant Agreement                              1

         4.3                   Form of Warrant Certificate                    1

         4.4                   Form of Warrant-R.L. Renck & Company           1

         10 .1                 1996 Incentive Stock Option Plan               1

         10.2                  Employee Stock Option Plan                     1

         10 .3                 Huntington Loan Documents:

                               10 .3 .1     Loan and Security Agreement       1

                               10 .3 .2     Revolving Note                    1
                               10 .3 .3     Commercial Letter of Credit
                                                Reimbursement Agreement       1
                               10 .3 .4     Deed of Trust, Assignment of
                                                Rents and Security Agreement  1
                               10 .3 .5     Debt Subordination and
                                                Intercreditor Agreement       1
                               10 .3 .6     Third Amendment to Loan
                                                and Security Agreement        1
                               10 .3 .7     Third Note Modification
                                                and Extension Agreement       1


         10 .4                 Non-Employee Director Stock Option Plan        1


          10.5                 Amendment to 1996 Incentive

                               Stock Option Plan                              1

         10.6                  1997 Incentive Stock Option Plan               1


         10.7                  Charles R. Davis' Performance

                               Option Agreement                               1

         10.8                  First National Bank Loan Document              1

         10.9                  Branch Banking & Trust Loan Document           1

         10.10                 1998 Incentive Stock Option Plan               1

         10.11                 Non-Employee Director Stock Option Plan        1

         10.12                 1999 Stock Option Plan                         2

         27                    Financial Data Schedule                        3

1. Incorporated by reference to the Company's registration statement on Form 10, file number 0-271717, filed in Washington, D.C.

2. Incorporated by reference to the Company's proxy statement, file number 0-271717, filed in Washington D.C.

3. Filed herewith.

(b)      Reports on Form 8-K

     None.


                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CASCO INTERNATIONAL, INC.
                                          Registrant

Date:    August 9, 1999                   By:   /s/ Jeffrey A. Ross
                                                -------------------
                                                    Jeffrey A. Ross
                                                    Principal Financial and
                                                    Accounting Officer