Form 10-Q
period 1999-09-30
CASCO INTERNATIONAL INC
filed 1999-11-10
CIK 1026792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1999


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

YES    X NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date 1,783,200 common shares outstanding, each with par value $0.01, as of November 9, 1999.



                         PART I - FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS


                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                                    Unaudited



         ASSETS                                           1999          1998
                                                     ------------    -----------

Current Assets:
     Cash ........................................   $     25,479   $    107,482
     Accounts receivable .........................      2,869,139      5,540,162
     Inventory ...................................      4,742,151      5,265,797
     Prepaid expenses ............................      1,079,563      1,096,277
                                                     ------------   ------------

                 Total current assets ............      8,716,332     12,009,718

Buildings and equipment:
     Buildings ...................................      2,627,727      2,602,793
     Equipment ...................................      3,117,855      2,819,104
                                                     ------------   ------------
                                                        5,745,582      5,421,897
     Less accumulated depreciation ...............     (2,393,352)   (1,974,403)
                                                     ------------   ------------
                                                        3,352,230      3,447,494
Land .............................................        111,468        111,468
                                                     ------------   ------------

                 Total property and equipment, net      3,463,698      3,558,962

Other assets:
     Cost in excess of net assets acquired, net of
     accumulated amortization of $443,981 and
     $342,244 respectively .......................      2,440,162      2,541,899
Other ............................................        745,857        732,024
                                                     ------------   ------------
                                                        3,186,019      3,273,923
                                                     ============   ============
TOTAL ASSETS .....................................   $ 15,366,049   $ 18,842,603
                                                     ============   ============



          The accompanying notes are an integral part of the financial statements.




                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                                    Unaudited


     LIABILITIES AND STOCKHOLDERS' EQUITY                 1999           1998
                                                     ------------    -----------

Liabilities:
     Accounts payable ............................   $    114,924   $  1,234,869
     Short-term debt obligations .................      2,182,507      3,882,269
     Accrued liabilities .........................        191,419        360,370
     Advanced deposits-current ...................      1,926,406      1,926,406
                                                     ------------   ------------

                 Total current ...................      4,415,256      7,403,914
                 liabilities
                                                     ------------   ------------

Long-term debt ...................................      2,220,434      2,413,154
Advanced deposits-noncurrent .....................      2,370,273      2,653,353
Deferred tax liability ...........................        487,350        492,150
                                                     ------------   ------------

Total Liabilities ................................      9,493,313     12,962,571
Commitments and contingencies ....................           --             --

Stockholders' equity:
     Preferred Shares:  $.01 par value; authorized
       300,000 shares; none issued and outstanding           --             --
     Common Shares par value $.01, authorized
       5,000,000, issued 1,783,200 ...............         17,832         17,832
     Capital in excess of par value ..............      6,417,586      6,417,586
     Accumulated deficit .........................       (562,682)     (555,386)
                                                     ------------   ------------

                 Total stockholders' equity ......      5,872,736      5,880,032
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 15,366,049   $ 18,842,603
                                                     ============   ============



               The accompanying notes are an integral part of the
                             financial statements.




                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                   For the three months and nine months ended
                           September 30, 1999 and 1998
                                    Unaudited

                                  Three Months               Nine Months
                          --------------------------  --------------------------

                              1999           1998         1999        1998
                          ------------  ------------  ------------  ------------

Revenue .........         $  4,268,691  $  3,545,052  $ 16,103,572  $ 13,075,763

Operating costs and expenses:
     Cost of goods sold ..   2,258,246     2,025,705     8,565,521     7,352,719
     Selling, general and
       administrative .      2,175,653     1,748,148     6,724,679     5,595,690
     Depreciation and
       amortization ...        182,954       141,172       535,709       351,756
                          ------------  ------------  ------------  ------------
          Total operating
            costs and
            expenses .       4,616,853     3,915,025    15,825,909    13,300,165

Operating income (loss)       (348,162)     (369,973)      277,663     (224,402)

Other income and (expenses)
     Interest expense ....... (100,650)     (111,223)     (289,759)    (238,309)
     Loss on sale of building      --            --            --      (151,144)
                          ------------  ------------  ------------  ------------
          Total other
            income and
            (expenses) ..     (100,650)     (111,223)     (289,759)    (389,453)

Income (loss) before income taxes and
     extraordinary item ......(448,812)     (481,196)      (12,096)    (613,855)
Deferred (provision) benefit
     for income taxes          179,550       182,400         4,800       232,800
                          ------------  ------------  ------------  ------------

Income (loss) before extraordinary gain on
     retirement of debt ..    (269,262)     (298,796)       (7,296)    (381,055)
                          ------------  ------------  ------------  ------------

Extraordinary gain on retirement of debt (less
     applicable income
     taxes of $570,000) ...        --            --            --        930,000
                          ------------  ------------  ------------  ------------

Net Income (Loss) ....    $   (269,262) $   (298,796) $     (7,296) $    548,945
                          ============  ============  ============  ============


EARNINGS PER SHARE BASIC AND DILUTIVE
Income (loss) before
    extraordinary item .. $      (0.15) $      (0.16) $       0.00  $     (0.22)
Extraordinary gain
    on retirement of debt $       --    $       --    $       --    $       0.52
                          ============  ============  ============  ============
Net Income (Loss) .....   $      (0.15) $      (0.16) $       0.00  $       0.30
                          ============  ============  ============  ============


Weighted average common
  shares outstanding ...     1,783,200     1,783,200     1,783,200     1,783,200
                          ============  ============  ============  ============


               The accompanying notes are an integral part of the
                             financial statements.




                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1999 and 1998
                                    Unaudited


                                                       1999             1998
                                                ---------------   --------------

Cash flows from operating activities:
     Net income (loss) ..........................  $     (7,296)        548,945
     Adjustments to reconcile net (loss) income to cash
        provided by operating activities:
        Depreciation and amortization ..........        535,709         351,756
        Loss of sale of building ................          --           151,144
        Extraordinary gain on retirement of debt           --          (930,000)
        Deferred provision (benefit) ............        (4,800)        337,200
        Changes in assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable ..................     2,671,023       3,071,872
           Inventory ............................       523,646        (943,276)
           Prepaid expenses and other assets ....       (12,142)       (275,477)
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities  (1,288,896)       (837,388)
           Advance deposits ........................   (283,080)        116,439
                                                    ------------    ------------
             Total adjustments .....................  2,141,460       1,042,270
                                                    ------------    ------------

Net cash provided by operating activities ..........  2,134,164       1,591,215
                                                    ------------    ------------

Cash flows from investing activities:
     Sale of building ..........................           --           421,187
     Payments for purchases of property and equipment  (323,685)       (657,128)
     Payment for acquisition ........................      --        (1,126,633)
                                                     -----------    ------------
Cash used in investing activities ...................  (323,685)     (1,362,574)

Cash flows from financing activities:
     Proceeds from debt obligation ..................12,968,643       9,013,472
     Principal payments on debt ................    (14,861,125)     (9,183,036)
                                                    ------------    ------------
Cash used in financing activities ..............     (1,892,482)       (169,564)

Increase (decrease) in cash ....................        (82,003)         59,077
Cash, beginning of period ......................        107,482          73,516
                                                    ------------    ------------

Cash, end of period ............................   $     25,479         132,593
                                                    ============    ============

Other Cash Flow Information:
     Cash payments during the year for:
        Interest ...............................   $    275,986         262,397
        Income taxes, net of refunds ...........         23,418            --


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

         On July 30, 1998 the Company entered into an agreement with Awards & Gifts, Inc. and Richard W. Terlau, Jr., providing for the purchase of substantially all assets and certain liabilities of Awards & Gifts by the Company. Under the terms of the Asset Purchase Agreement, the assets included Awards & Gifts customer list, machinery and equipment, inventories, Awards & Gifts intellectual property assets, prepaid expenses, and general intangibles, the liabilities included the assumption of an equipment lease and a real property lease. The purchase price for the assets was $1.5 million with certain adjustments made for pro-rated items, with $1.3 million in cash and a $200,000 promissory note. The note is secured by an Irrevocable Standby Letter of Credit issued by Branch Banking & Trust Company. As of September 30, 1999 the Company owed $100,000 on the promissory note. The purchase price under the Asset Purchase Agreement was determined by arm's length negotiations between the parties based on the market value of the assets purchased and sold. The acquisition was financed with proceeds from its revolving credit facility with Branch Banking & Trust Company.

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

     During the three months ended September 30, 1999 no options were granted under the Company's 1999 Incentive Stock Option Plan.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter and Nine Months Ended September 30, 1999 Compared to Quarter and Nine Months Ended September 30, 1998:

         Revenues for the three months ended September 30, 1999 approximated $4.27 million, compared to $3.55 million in revenues for the three months ended September 30, 1998, an increase of 20.41% or approximately $723,000. The increase is attributable to strong retention of existing customers coupled with new customers in the new markets with employed recognition consultants and the acquisitions made by the Company in 1998.

         Revenues for the nine months ended September 30, 1999 approximated $16.10 million, compared to $13.08 million in revenues for the nine months ended September 30, 1998, an increase of 23.16% or approximately $3.02 million. The increase is attributable to strong retention of existing customers coupled with new customers in the new markets with employed recognition consultants and the acquisitions made by the Company in 1998.

         Cost of goods sold for the three months ended September 30, 1999 approximated $2.26 million, compared to approximately $2.03 million of cost of goods sold for the three months ended September 30, 1998, an increase of 11.48% or approximately $230,000. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 52.90% for the three months ended September 30, 1999, from 57.14% for the three months ended September 30, 1998. The 4.24% decrease in the cost of goods sold as a percentage of revenues was principally attributable to a change in product mix and improved inventory purchasing strategy.

         Cost of goods sold for the nine months ended September 30, 1999 approximated $8.57 million, compared to approximately $7.35 million of cost of goods sold for the nine months ended September 30, 1998, an increase of 16.49% or approximately $1.22 million. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 53.19% for the nine months ended September 30, 1999, from 56.23% for the nine months ended September 30, 1998. The 3.04% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to a change in product mix, and an improved inventory purchasing strategy.

         Selling, general, and administrative expense for the three months ended September 30, 1999 approximated $2.18 million, compared to $1.75 million for the three months ended September 30, 1998, an increase of 24.45% or approximately $428,000. The increase in selling, general, and administrative expense were principally attributable to expansion of the internal employed sales force, Y2K programming and the costs associated with the acquisitions in 1998. As a percentage of revenues, selling, general and administrative increased to 50.97% for the three months ended September 30, 1999, from 49.31% for the three months ended September 30, 1998. The 1.66% increase as a percentage of revenues were principally attributable to the expansion of the internal employed sales force and the cost associated with the acquisitions in 1998.

         Selling, general, and administrative expense for the nine months ended September 30, 1999 approximated $6.72 million, compared to $5.60 million for the nine months ended September 30, 1998, an increase of 20.18% or approximately $1.12 million. As a percentage of revenues, selling, general and administrative decreased to 41.76% for the nine months ended September 30, 1999, from 42.79% for the nine months ended September 30, 1998. The 1.03% decrease as a percentage of revenues were principally attributable to benefits obtained from aggressive cost containment policies.

         Interest expense was approximately $101,000 for the three months ended September 30, 1999, compared to $111,000 for the three months ended September 30, 1998, a decrease of approximately $10,000. For the nine months ended September 30, 1999, interest expense was approximately $290,000 compared to approximately $238,000 for the nine months ended September 30, 1998, an increase of approximately $52,000. The increase was attributable to the interest on the Company's line of credit which was used to finance the acquisitions in 1998. The average outstanding debt for the first nine months in 1999 approximated $4.7 million compared to $2.7 million for the first nine months in 1998. Additionally, the average interest rate for the first nine months in 1999 approximated 7.86% compared to approximately 9.11% for the same period in 1998.

         Depreciation and amortization expense was approximately $183,000 for the three months ended September 30, 1999, compared to $141,000 for the three months ended September 30, 1998, an increase of 29.60% or approximately $42,000. Depreciation and amortization expense was approximately $536,000 and $352,000 for the nine months ended September 30, 1999 and 1998 respectively, an increase of 52.30% or approximately $184,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1997 and 1998.

         Income tax benefit was $4,800 for the nine months ended September 30, 1999, compared to an income tax benefit of $232,800 for the nine months ended September 30, 1998. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility and proceeds from the public offering of units consisting of common stock and warrants during the third quarter of 1997. The Company's primary uses of funds consist of financing inventory, receivables and acquisitions.
-------------------------
        The Company has adopted a growth strategy which will be accomplished through increased efforts of the Company's existing highly trained sales force in order to expand current market share and enter into new markets.

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

         The Company has conducted a preliminary assessment of its computer systems to identify items that could be impacted by the Year 2000 issue and formulated the following course of action. The Company will begin reviewing its non-information technology systems in mid-1999. Although the Company does not anticipate that non-information technology systems will pose a major problem, as its reliance on such systems is relatively small; non-information technology systems are more difficult to evaluate and repair than information technology systems and may require replacement. The Company has already begun its review of its information technology systems and will make necessary software upgrades in 1999. In addition, the Company has been separately evaluating its accounting software and is currently in the process of implementing a new system with implementation anticipated to be complete during the fourth quarter of 1999.

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

         The Company will utilize both internal and external resources to reprogram or replace and test all of its software. The Company preliminarily estimates that it will cost $30,000 to evaluate, reprogram and replace equipment and software to ensure Year 2000 compliance, of which all $30,000 will likely be spent on outside consultants. In addition, as discussed above, the Company is going to spend $40,000 to replace its existing accounting system. Such costs are being financed through an existing line of credit and will not have a material adverse effect on the Company's financial condition or results of operations.

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

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term debt obligation line of credit. The interest rate on this line of credit is prime plus 1/2 percent. The prime interest rate at September 30, 1999 was 8.25 percent. The Company's line of credit is renewable and negotiable yearly. The fluctuation of the interest rate may increase interest expense if the prime interest rate increases before the line of credit could be renegotiated to a fixed rate loan.

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

ITEM 2:   CHANGES IN SECURITIES
              None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5:   OTHER INFORMATION
              None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8K


         Exhibit                                                        Method
         Number                Description                             of filing

         1                     Underwriting Agreement                      1

         2                     Agreement and Plan of Merger                1

         3 (i).1              Certificate of Incorporation                1

         3 (i).2              Certificate of Amendment to
                               Certificate of Incorporation                1

         3 (ii)                Bylaws                                      1

         4.1                   Form of Stock Certificate                   1

         4.2                   Warrant Agreement                           1

         4.3                   Form of Warrant Certificate                 1

         4.4                   Form of Warrant-R.L. Renck & Company        1

         10 .1                 1996 Incentive Stock Option Plan            1

         10 .2                 Employee Stock Option Plan                  1

         10 .3                 Huntington Loan Documents:

                               10 .3 .1     Loan and Security Agreement    1
                               10 .3 .2     Revolving Note                 1
                               10 .3 .3     Commercial Letter of Credit
                                            Reimbursement Agreement        1
                               10 .3 .4     Deed of Trust, Assignment of
                                            Rents and Security Agreement   1
                               10 .3 .5     Debt Subordination and
                                            Intercreditor Agreement        1
                               10 .3 .6     Third Amendment to Loan
                                            and Security Agreement         1
                               10 .3 .7     Third Note Modification
                                            and Extension Agreement        1

         10 .4                 Non-Employee Director Stock Option Plan     1

         10 .5                 Amendment to 1996 Incentive
                               Stock Option Plan                           1

         10 .6                 1997 Incentive Stock Option Plan            1


         10 .7                 Charles R. Davis' Performance
                               Option Agreement                            1

         10 .8                 First National Bank Loan Document           1

         10 .9                 Branch Banking & Trust Loan Document        1

         10.10                 1998 Incentive Stock Option Plan            1

         10.11                 Non-Employee Director Stock Option Plan     1

         10.12                 1999 Stock Option Plan                      2

         27                    Financial Data Schedule                     3



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

                                               CASCO INTERNATIONAL, INC.
                                               Registrant

Date:    November 9, 1999                      By:   /s/ Jeffrey A. Ross
                                                     -------------------
                                                       Jeffrey A. Ross
                                                       Principal Financial and
                                                       Accounting Officer