Form 10-K
period 1999-12-31
CASCO INTERNATIONAL INC
filed 2000-03-29
CIK 1026792

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                 For the fiscal year ended December 31, 1999
                         Commission File Number 0-21717


                            CASCO INTERNATIONAL, INC.
           (Exact Name of Registrant as specified in its charter)

            Delaware                                        56-0526145
-------------------------------                         -----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)


             4205 East Dixon Boulevard, Shelby, North Carolina 28150
               (Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code (704) 482-9591 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $0.01 par value
                                  (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of March 27, 2000 was $9,138,900 (computed by reference to the average bid and asked prices of such shares on such date).

Number of Common Shares, each with $0.01 par value, of the Registrant outstanding as of date: March 27, 2000: 1,783,200 Common Shares.

                                     PART I


ITEM 1.  BUSINESS.

GENERAL


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


THE BUSINESS

         The Company's programs fall into two broad categories; service recognition and safety incentive and recognition. The programs include safety, sales incentive, quality control, production, service recognition, attendance, birthday, and corporate holiday gift programs. The common objective of all the Company's programs is to satisfy a client's specific needs. Changes in the premium incentive industry have permitted the Company to redefine its strategies, focus on specific product lines, and exploit certain niches within its market. The Company's adjustments include the installment of a total quality management program, the development of a strategic marketing group, the implementation of an aggressive cash management program, and the development of new core capabilities necessary to promote growth. The Company believes that with intense marketing and the employment of a skilled, well-managed field sales organization, the Company will be able to increase the brand recognition of its products and increase its penetration into specific markets.

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

         Today, as companies re-engineer and reorganize they realize that it has never been more important to recognize their associates for their loyalty and hard work. The standard has changed to "individual performance-equals-longevity" -- the better an associate performs, the more valuable he or she is to their company. With this in mind, the entire recognition industry is changing, and different types of programs are required to redefine recognition. As more and more companies outsource the handling of recognition programs, the Company is strategically positioning itself as the leader for the complete design, administration, and fulfillment of innovative and effective recognition programs. The Company's primary goal as it partners with its clients to develop their own custom program is to increase "Recognitional Impact(TM)" --- the level of satisfaction each client experiences with their program. Recognitional Impact(TM) establishes a performance index that allows the Company to measure the added value it provides existing clients, as well as prospective clients.

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

FULFILLMENT

         The Company is researching the establishment of an internet fulfillment subsidiary, that will provide back-end support, information services, full service packaging and product fulfillment to internet retailers, direct marketing firms and other companies focused on selling and delivering directly to the consumer.

CLIENTS

         The Company's client list represents a wide spectrum of performance driven organizations throughout the United States. The Company's cross section of industry representation minimizes cyclical downturns traditionally found in industry specific business models. The client list includes DuPont, Pfizer, Huntington National Bank and Intel.

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


EMPLOYEES

        As of February 28, 2000 the Company employed a total of 127 regular employees. The number of seasonal employees fluctuated during 1999 from a low of 5 to a high of 60 in the months of November, December and January when the Company generates approximately thirty percent of its revenues and all of its profits. As a result, the Company's working capital requirements are highest during November and December. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be excellent. As of February 18, 1999, the Company's health care plan covered 95 of its employees.


ITEM 2.   PROPERTIES.


                                                                         Owned
     Location                           Use                 Size         Leased
----------------------             ------------------   --------------   ------
Shelby, North Carolina ........... Warehouse & Office   134,000 sq. ft.   Owned
Charlotte, North Carolina ........ Office               10,000 sq. ft.    Leased
Kings Mountain, North Carolina ... Warehouse Outlet     4,000 sq. ft.     Leased

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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.


         The Company's common stock and warrants trade on the Nasdaq SmallCap market under the symbols "CASC" and "CASCW". The following table sets forth, for the periods indicated, the high and the low sale prices for shares of the Company's common stock and warrants.


Calendar Year
Ended December                Trade Price
                         1999             1998
                    -------------    -------------
                     High    Low     High     Low

Fourth Quarter

     CASC ....       3.500    1.625    1.625    1.594
     CASCW ...       0.688    0.281     .406     .406
Third Quarter

     CASC ....       4.500    1.750    1.594    1.594
     CASCW ...       1.094    0.406     .188     .188
Second Quarter

     CASC ....       2.125    0.813    2.500    2.375
     CASCW ...       0.500    0.188     .438     .438
First Quarter

     CASC ....       1.750    0.875    4.063    4.063
     CASCW ...       0.438    0.250     .688     .688


         As of March 27, 2000, the Company had approximately 551 holders of record of its Common Stock.

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

         In June, 1999, the Company granted to R. L. Renck & Co., Inc., a warrant to purchase 30,000 shares of Company common stock in return for consulting services, 10,000 shares of which vested immediately with the remainder vesting at the rate of 2,500 shares per month. The warrant exercise price is $2.75 per share. The warrant expires on May 27, 2004. The Company claimed an exemption from registration under Securities Act Section 4(2) for the grant of the warrant, which was granted to a company with sophisticated principals who were knowledgeable about the Company and were not in need of the protection afforded by registration.

ITEM 6.  SELECTED FINANCIAL DATA.
(In thousands, except per share data)

            Year          Year           Year          Year           Year
              Ended         Ended          Ended         Ended         Ended
            December      December       December      December       December
               31,           31,            31,           31,           31,
          ----------------------------------------------------------------------
              1999          1998           1997          1996           1995
          ----------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:
Revenues ..$  24,199    $    21,718    $    19,333    $    21,959    $    22,620
Cost and
expenses .    23,549         22,102         20,007         22,542         23,296
          -----------    -----------    -----------    -----------    ----------

Income (loss) before
  income taxes
  and cumulative
  effect of change
  in accounting
  principle      650           (384)          (674)         (583)          (676)
  taxes         (293)           146            256           195            249
          -----------    -----------    -----------    -----------    ----------

Income (loss) before extraordinary gain and
  cumulative effect of change in
  accounting
  principle      357           (238)          (418)         (388)          (427)
Cumulative effect of change in
  accounting
  principle *     --             --             --           597             --
Extraordinary gain on retirement
  of debt         --            930             --            --             --
          -----------    -----------    -----------    -----------    ----------

Net income
  (loss)    $    357     $      692     $     (418)    $     209      $    (427)
          ===========    ===========    ===========    ===========    ==========


PRO FORMA PER SHARE DATA:
Income (loss) before cumulative effect
  of change in accounting
  principle $   0.20     $    (0.13)    $    (0.34)    $   (0.39)     $   (0.43)
Cumulative effect of change in
  accounting
  principle       --             --             --          0.59             --
Extraordinary gain on
  retirement
  of debt         --           0.52             --            --             --
          -----------    -----------    -----------    -----------    ----------

Income (loss) per
  common
  share   $     0.20     $     0.39     $    (0.34)     $    0.20     $   (0.43)
          ===========    ===========    ===========    ===========    ==========

Weighted average common and
  common equivalent
  shares    1,783,200     1,783,200      1,225,447      1,003,431     1,003,431
          ===========    ===========    ===========    ===========    ==========

     *The Company changed its method of accounting for the recognition of revenues relating to advanced deposits. Effective with the change, revenues are recognized over the course of the programs based on the Company's historical and expected redemption percentages. The effect of the accounting change in 1996 was to increase income before income taxes and cumulative effect of change in accounting principle by $209,190.

BALANCE SHEET DATA:
Working
  capital  $    4,787    $   4,606      $   7,202       $  5,025       $   3,774

Total assets   17,344       18,843         16,148         18,249          19,512

Long-term debt  2,190........2,413.         4,900          4,125           4,125

Stockholders'
equity          6,237        5,880          5,188          3,328           3,119

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes contained elsewhere herein. The Company's results of operations have been, and in certain cases are expected to continue to be, affected by certain general factors.

CAUTIONARY STATEMENT

        Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in other sections of this Annual Report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts including, without limitation, the Company's ability to increase brand recognition, its ability to effectively and efficiently offer fulfillment services to internet companies, its ability to grow through acquisition and strategic alliances and through expanding its current market share and entering new markets, the adequacy of the company's cash resources to fund its current operations, the decreased effect of seasonality on the Company are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the competitive conditions that currently exist in the Company's industry, which could adversely impact sales and erode gross margins; (ii) many of the Company's competitors are significantly larger and better capitalized than the Company; (iii) the Company's loan agreement contains a number of significant covenants that restrict the ability of the Company to engage in certain activities, including the payment of dividends and requires that the Company maintain specified financial ratios, including a minimum capital base, and minimum pretax profits from operations; and (iv) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's profitability. The foregoing list should not be construed as exhaustive and the Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

         The table below sets forth certain financial data expressed as a percentage of revenues (Percentage may not total 100% due to rounding):

                                                Percentage of Revenues


                                            Twelve       Twelve        Twelve
                                            Months       Months        Months
                                            Ended        Ended          Ended
                                         December 31,  December 31, December 31,
                                             1999         1998           1997
                                         ---------------------------------------

Total revenue ..........................     100.0%      100.0%        100.0%
Cost of goods sold .....................      55.0%       58.6%         59.1%
                                              -----       -----         -----


Gross profit ...........................      45.0%       41.4%         40.9%
Selling, general, and administrative ...      37.8%       38.6%         40.1%
Interest ...............................       1.5%        1.6%          2.4%
Depreciation and amortization ..........       3.0%        2.4%          1.9%
Loss on Sale of Building ...............        --         0.7%           --
                                              -----       -----         -----
                                              -----       -----         -----

Income (loss) from continuing operations
before income taxes ....................       2.7%       (1.7%)        (3.5%)
                                              =====       =====         =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.


        Revenues for the year ended December 31, 1999 approximated $24.2 million, compared to $21.7 million in revenues for the year ended December 31, 1998, an increase of 11.4% or approximately $2.5 million. The increase is attributable to strong retention of existing customers coupled with new customers in the new markets with employed recognition consultants and the acquisitions made by the Company in 1998.

        Cost of goods sold for the year ended December 31, 1999 approximated $13.3 million, compared to approximately $12.7 million of cost of goods sold for the year ended December 31, 1998, an increase of 4.7% or approximately $601,000. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 55% in 1999 from 58.6% in 1998. The 3.6% decrease in cost of goods sold was principally attributable to a change in product mix, an improved purchasing strategy and systems, as well as the increased sales in new programs.

        Selling, general, and administrative expense for the year ended December 31, 1999 approximated $9.1 million for the year ended December 31, 1999, compared to approximately $8.4 million for the year ended December 31, 1998, an increase of 9.1% or approximately $759,000. The increase in selling, general and administrative expenses was due to increased sales and the expansion of the employee based sales force. As a percentage of revenues, selling, general and administrative decreased to 37.8% in 1999 from 38.6% in 1998. The 0.8% decrease as a percentage of revenues was principally attributable to benefits obtained from aggressive cost containment policies and efficiencies gained from the new computer processing system.

         Interest expense was approximately $372,000 for the year ended December 31, 1999, compared to $336,000 for the year ended December 31, 1998, an increase of 10.9% or approximately $36,000. The increase was attributable to the interest on the Company's line of credit which was used to finance the acquisitions in 1998. The average outstanding debt by month in 1999 approximated $4.7 million compared to $3.4 million for 1998. Additionally, the average interest rate for 1999 approximated 7.94% compared to approximately 8.91% for 1998 on the debt.

        Depreciation and amortization expense was approximately $722,100 for the year ended December 31, 1999, compared to $520,000 for the year ended December 31, 1998, an increase of 38.9% or approximately $202,100. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1997 and 1998. The increase was also attributable to the amortization of the goodwill on the acquisitions made by the Company in 1998.

        Income tax provision was $293,000 for the year ended December 31, 1999, compared to an income tax benefit of $145,500 for the year ended December 31, 1998. The provisions for income tax were calculated through the use of estimated income tax rates based upon the income (loss) before income taxes.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

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

-------------------
        Depreciation and amortization expense was approximately $520,000 for the year ended December 31, 1998, compared to $359,000 for the year ended December 31, 1997, an increase of 44.9% or approximately $161,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1997 and 1998. The increase was also attributable to the amortization of the goodwill on the acquisitions made by the Company in 1998.

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

        Net working capital increased to $4,787,000 as of December 31, 1999 from net working capital of $4,606,000 as of December 31, 1998. The increase was primarily attributed to the Company's ability to pay down the line of credit during 1999.

        The Company has adopted a growth strategy which will be accomplished through increased efforts of the Company's existing highly trained sales force in order to expand current market share and enter into new markets.

        The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility will cover operating expenditures and meet the short-term debt obligations. The Company's credit facility is due and payable in full on July 30, 2000. Although the lender has not issued a commitment to do so, the Company's relationship with its lender is favorable and the Company anticipates that the credit facility will be renewed when due.

        Current assets decreased approximately $1,243,000 due mostly from decreases in accounts receivable ($629,000), inventory ($552,000), prepaid expenses ($28,000) and in cash ($101,000). The decrease in accounts receivable is due to the increased emphasis on collections and a new strategy of contacting delinquent accounts the Company implemented in August of 1999. The decrease in inventory is due to an improved purchasing strategy coupled with an improved processing and inventory ordering system. The decrease in cash is due to closing of the cash accounts associated with the acquisitions. Current liabilities decreased approximately $1,424,000 due mostly from decreases in short-term debt obligations ($1,382,000) and accounts payable and accrued liabilities ($326,000) offset by an increase of accrued taxes payable ($355,000). The decrease in short-term debt obligations was due to the pay down of the line of credit from the excess cash generated from operations. The decrease in accounts payable was due to the decreased inventory purchases.

        Cash decreased approximately $101,000. Net cash provided from operating activities was approximately $1,934,000. Net cash used in investing activities was approximately $429,000 due to payments for purchases of the information systems. Net cash used by financing activities was approximately $1,605,000, which was due to the pay downs on the line of credit.

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

        The Company does not anticipate any material expenditures for property and equipment during the next twelve months, out of the ordinary course of business. Although the Company will require additional capital to expand its fulfillment operations, management believes that present resources will meet anticipated requirements for its current operations.

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

         A potential problem existed for all companies that relied on computers as the year 2000 approached. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. The Company addressed its Year 2000 compliance needs by implementing a new Enterprise Resource Planning (ERP) application on a new IBM AS/400 platform. The Company experienced no internal problems or problems with third parties in regards to the "Year 2000" problem. The Company spent approximately $45,000 on external consultants to ensure Year 2000 compliance.

SEASONALITY

        The Company's business is highly seasonal, with approximately 30% of its revenues and most of its profits recorded in the months of November, December, and January. As a result, the Company's working capital requirements are highest during November and December when the combination of receivables and inventory are at peak levels. The Company typically experiences losses in its second and third quarters.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to the impact of interest rate changes on its debt obligations. The Company is not exposed to foreign currency exchange rate risk or investment risk.

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term debt obligation line of credit. The interest rate on this line of credit is prime plus 1/2 percent. The prime interest rate at December 31, 1999 was 8.5 percent compared to 7.75 percent at December 31, 1998. The Company's line of credit is renewable and negotiable yearly. The fluctuation of the interest rate may increase interest expense if the prime interest rate increases before the line of credit could be renegotiated to a fixed rate loan.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            See Index to Financial Statements and Financial Statement schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
--
        The following table sets forth certain information concerning the directors and executive officers of the Company:


                                                                    Director or
                                                                     Executive
        Name                 Age              Position             Officer Since
        ----                 ---              --------             -------------
S. Robert Davis (1)           61         Chairman of the Board            1990
Charles R. Davis (1)          38         President and Director           1990
Jeffrey A. Ross               32         Chief Financial Officer
                                         and Secretary                    1996
David J. Richards             47         Director                         1997
Michael P. Beauchamp          53         Director                         1997
Randall J. Asmo               35         Director                         1999
Rodney L. Taylor              44         Director                         1999

(1)      S. Robert Davis is the father of Charles R. Davis.

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

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS


        S. ROBERT DAVIS is the Chairman of the Board and President of Media Source, Inc., a Company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 ("Media Source"). Prior to his election to the Board of Directors of Media Source, he served as Assistant to the President of Media Source from January 1988, to March 1990, on a part-time basis. Additionally, during the past five years Mr. Davis has operated several private businesses involving the developing, sale, and/or leasing of real estate.

     CHARLES R. DAVIS was elected President of the Company in September 1992. Additionally, during the past five years Mr. Davis has operated several private businesses involving the developing, sale and/or leasing of real estate but devotes substantially all of his business time to the Company.

     JEFFREY A. ROSS is a certified public accountant. He joined the Company as its controller in June 1993. Mr. Ross was employed as an accountant by Hausser + Taylor, LLP a large public accounting and consulting firm from September 1989, until June 1993.

     DAVID J. RICHARDS was the President and a director of NetMed, Inc. for over five years. NetMed is not a parent, subsidiary or other affiliate of the Company. NetMed is a company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934.

     MICHAEL P. BEAUCHAMP has been the President of Beauvestco, a management consulting firm, since 1989. Beauvestco is not a parent, subsidiary, or other affiliate of the Company.

     RANDALL J. ASMO was elected Director on February 19, 1999. He currently serves as Executive Vice President, Secretary and Director of Media Source, Inc. Since 1992, Mr. Asmo has served as Vice President of Media Source, Inc. and Director since 1997. Prior to that, he served as Assistant to the President for two years. Additionally, since 1987, Mr. Asmo has served as Vice President of Mid-States Development Corp., a privately-held real estate development and leasing company, as Vice President of American Home Building Corp., a privately-held real estate development company, and as an officer of several other small business enterprises.

     RODNEY L. TAYLOR was elected Director on February 19, 1999. He currently serves as General Manager of Family Ford Lincoln Mercury in Columbus, Ohio. From 1994 to 1997 Mr. Taylor was General Sales Manager at Bobb Chevrolet. Additionally, Mr. Taylor also owned an automotive and equipment leasing company based out of Columbus, OH.

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

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

        Each director who is not an officer of the Company receives a fee of $500 for attendance at each Board meeting, a fee of $250 for attendance at each telephonic Board meeting, and a fee of $250 for attendance at each meeting of a Board committee of which he is a member. Directors who are also officers of the Company receive no additional compensation for their services as directors. The Company has adopted Non-Employee Director Stock Option Plan, which provides for the grant, at the discretion of the Company's Board of Directors, of options to purchase up to 40,000 shares of Company common stock upon such terms as are determined by the Board in its discretion. In June 1997, options to purchase 10,800 shares of common stock at a purchase price of $4.17 per share were granted under the Director Option Plan.

         In June 1997 and January 1998 options to purchase 10,800 and 30,000 shares of common stock, respectively at a purchase price of $4.17 and $2.8125, respectively were granted under the Non-Employee Director Stock Option Plan. In September 1999 options to purchase 180,000 shares of common stock at a purchase price of $1.75.

EXECUTIVE COMPENSATION

         The following table shows, for the fiscal years ended December 31, 1999, 1998, and 1997 the cash compensation paid by the Company, as well as certain other compensation paid for those years to the Company's President and Chief Executive Officer. No other executive officers serving as such during and at the end of the Company's last fiscal year had total salary and bonus that exceeded $100,000. None of the Company's executive officers have employment agreements with the Company.


                           Summary Compensation Table

                                                                    Long-Term
                             Annual Compensation                   Compensation
                          -------------------------                -------------
                                                                    Securities
     Name and                                         Other Annual  Underlying
 Principal Position       Year    Salary     Bonus    Compensation  Options (1)
 ------------------       ----    ------     -----    ------------  ------------

Charles R. Davis ......   1999   $250,000   $      0   $      0       200,000
President and .........   1998   $178,325   $      0   $      0        50,000
Chief Executive Officer   1997   $155,000   $ 25,000   $      0        37,800(2)

(1) Stock options previously granted to the named Executive Officers, by their terms, automatically adjust to reflect certain changes in the outstanding Common Shares of the Company, including stock dividends.

(2) On July 17, 1997, the Company agreed to grant to Mr. Davis performance options to purchase 200,000 shares of Company common stock, 50,000 of which will be granted if the Company has pre-tax earnings of at least $1 million in any fiscal year, 75,000 of which will be granted if the Company has pre-tax earnings of at least $1.5 million in any fiscal year, and 75,000 of which will be granted if the Company has pre-tax earnings of at least $2 million in any fiscal year, in each case as long as Mr. Davis was employed by the Company at the end of the applicable fiscal year. The performance options are exercisable at the market price of the common stock at the date of grant, which will be the date the Company files its Form 10-K with its audited financial statements showing that the required earnings plateau is satisfied. No performance options were granted in 1999.

                   Stock Option Grants in Last Fiscal Year

                            Individual Grants
                 -----------------------------------------
                                                             Potential Realized
                                                              Value At Assumed
                                                           Annual Rates of Stock
                  Number of   % of Total                      Price Appreciation
                 Underlying Options Granted Exercise                for Option
                   Options     to Employees  Price   Expiration       Term (1)
   Name            Granted       in 1999    per Share  Date        5%       10%
   ----            -------       -------   ---------   ----        --       ---

Charles R. Davis   200,000(2)     33.3%    $1.75     05/27/04   96,699   213,679


(1) These assumed appreciation rates are not derived from the historical or projected prices of the Company's Common Stock or results of operations or financial condition and they should not be viewed as a prediction of possible prices of value for the Company's Common Stock in the future.

(2) The stock options were granted under the Company's 1999 Employee Stock Option Plan, and are exercisable commencing May 27, 1999.

             Aggregated Options/SAR Exercises with Last Fiscal Year
                     And Fiscal Year End Options/SAR Values

                                Number of Shares        Value of Unexercised
           Shares            Underlying Unexercised         In-the-Money
        on Acquired  Value      Options at FY-End         Options at FY-End
    Name  Exercised Realized Exercisable Unexercisable Exercisable Unexercisable
    ----  --------- -------- ----------- ------------- ----------- -------------

Charles R.
 Davis     None        N/A     287,800        0          $62,000          N/A

STOCK OPTION PLANS

         The Company has adopted a 1996 Incentive Stock Option Plan, a 1997 and a 1999 Employee Stock Option Plan (the "Plans") which provide for the grant, at the discretion of the Board of Directors, of options to purchase up to 85,000 and 150,000 and 600,000 shares, respectively, of Common Stock to key employees of the Company. Under the 1999 Plans it is intended that options granted under the Plans qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The selection of participants, allotment of shares, determination of exercise price and other considerations relating to the grant of options under the Plans is determined by the Board of Directors, at its discretion. Options granted under the Plans are exercisable for a period of up to ten years after the date of grant at an exercise price which is not less than the fair market value of the shares on the date of grant, except that the term of an incentive stock option granted under the Incentive Plans to a shareholder owning more than 10% of the outstanding shares may not exceed five years and its exercise price may not be less than 110% of the fair market value of the shares on the date of grant. In January, 1997, the Company granted options under the 1996 Incentive Plan to purchase 31,860 shares of Common Stock at a purchase price of $3.7037 per share, on two different occasions in March 1997, the Company granted options under the 1997 Employee Plan to purchase 40,000 shares of Common Stock at a purchase price of $3.50 per share and 5,000 shares of Common Stock at a purchase price of $3.7037 per share. In December 1997, the Company granted options under the Incentive Plan to purchase 13,000 shares of Common Stock at a purchase price of $3.0625 per share. On four different occasions in 1998 the Company granted options under the 1997 Incentive Stock Option Plan. In January 1998, the Company granted 70,000 shares of Common Stock at a purchase price of $2.875 per share. On March 3, 1998, the Company granted options to purchase 40,000 shares of Common Stock at a purchase price of $2.8125 per share. On March 10, 1998, the Company granted options to purchase 3,000 shares of common stock at a purchase price of $3.00 per share. On April 1, 1998, the Company granted options to purchase 6,000 shares of Common Stock at a purchase price of $3.50 per share. On one occasion in 1998 the Company granted options under the 1998 Incentive Stock Option Plan. In October, the Company granted options to purchase 5,000 shares of Common Stock at a purchase price of $1.00 per share. In May 1999, the Company granted options to purchase 396,500 shares of Common Stock at a purchase price of $1.75 per share under the 1999 Incentive plan and options to purchase 15,000 shares of Common Stock under the 1997 Incentive plan at a purchase price of $1.75 per share. In October 1999, the Company granted options to purchase 10,000 shares of Common Stock under the 1999 Incentive plan at a purchase price of $2.3800 per share. Options currently outstanding under the 1996 Incentive Plan are not exercisable until the expiration of one year after the date of grant. Options currently outstanding under the 1997 and 1999 Incentive Plan are exercisable based on the following schedule.

                                              Cumulative Percentage of Aggregate
                                               Number of Shares of Stock Covered

Exercise Period                              by an Option Which May be Exercised
---------------                              -----------------------------------
Beginning on the one year anniversary date
from date of grant                                           33%*

Beginning on the seond anniversary date
from date of grant.                                          33%*

Beginning on the third anniversary date
from date of grant                                           33%*

        *less, in the case of each exercise period, the number of Shares, if any, previously purchased under the Option.

        Options currently outstanding under the 1999 Incentive Plan are not exercisable until the expiration of six months after the date of grant.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Company's committees are its Compensation Committee and its Audit Committee. During 1999, the Compensation Committee consisted of S. Robert Davis, David J. Richards, and Michael P. Beauchamp. Neither Mr. Davis, Mr. Richards or Mr. Beauchamp serves as an employee of the Company. During 1999, the Audit Committee consisted of David J. Richards, Randall J. Asmo and Rodney L. Taylor. Neither Mr. Richards, Mr. Asmo or Mr. Taylor serves as an employee of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Under the Rules of the Securities and Exchange Commission, the Company is required to provide certain information concerning compensation provided to the Company's Chief Executive Officer and its executive officers. The disclosure requirements for the executive officers include the use of tables in a report of the committee responsible for compensation decisions for the named executive officers, explaining the rationale and considerations that lead to those compensation decisions. Therefore, the Compensation Committee of the Board of Directors has prepared the following report for inclusion in this Proxy Statement.

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

         The Compensation Committee believes that providing attractive compensation opportunities is necessary to assist the Company in attracting and retaining competent and experienced executives. Base salaries for the Company's executives are established on a case-by-case basis by the Compensation
Committee, based upon current market practices and the executive's level of responsibility, prior experience, breadth of knowledge, and salary requirements. The base salaries of executive officers are reviewed annually by the Compensation Committee. Adjustments to such base salaries have been made considering: (a) historical compensation levels; (b) the overall competitive environment for executives; and (c) the level of compensation necessary to attract and retain executive talent. Stock options have historically been awarded upon hiring, promotion, or based upon merit considerations. As the value of a stock option is directly related to the market price of the Company's Common Stock, the Compensation Committee believes the grant of stock options to executives encourages executives to take a view toward the long-term performance of the Company. Other benefits offered to executives are generally the same as those offered to the Company's other employees.

         The Compensation Committee utilizes the policies and consideration enumerated above with respect to compensation decisions regarding the President, Charles R. Davis. Mr. Davis' 1999 base salary was determined primarily by reference to historical compensation, scope of responsibility, and the Company's desire to retain his services. The Compensation Committee believes its compensation policies with respect to the Company's executive officers promote the interests of the Company and its shareholders through current motivation of the executive officers coupled with an emphasis on the Company's long-term success.

                                                        Compensation Committee:
                                                            S. Robert Davis
                                                            David J. Richards
                                                            Michael P. Beauchamp
                                                            Rodney L. Taylor

Price Performance Graph


        The following graph represents a comparison of the cumulative total shareholder return on the Common Stock, assuming dividend reinvestment, with The NASDAQ Composite Index and The NASDAQ Industrial Index. This graph assumes that $100 was invested on January 15, 1997, the first day of trading after the effective date of the spin-off of the Company from Pages, Inc. The Company paid an 8 percent stock dividend on August 1, 1997, which was included in the 1997 total shareholder return. The stock price performance shown below is not necessarily indicative of future performance.

                 1/15/97   6/30/97 12/31/97 6/30/98 12/31/98  6/30/99 12/31/99

CASCO ............   100   149.000  90.000   80.000   52.000   63.000   68.000
Nasdaq Composite .   100   108.000 117.691  142.000  164.393  201.000  305.000
Nasdaq Industrials   100   103.000 106.731  117.000  113.986  143.000  196.000



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND


                  MANAGEMENT.


        The following table sets forth, to the best of the Company's knowledge, certain information with respect to the beneficial ownership of shares of the Company's common stock owned beneficially by (i) each person who beneficially owns more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) and President of the Company (the only executive officers of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 1999, exceeded $100,000) and (iv) all directors and executive officers of the Company as a group:



                                   Amount and Nature of               Percent of
Name and Address                 Beneficial Ownership (1)              Class (2)
----------------                 ------------------------              ---------
S. Robert Davis                         370,754 (3)                       15.9%
15350 Amberly Drive
Suite 2014
Tampa, Florida 33647

Charles R. Davis                        412,066 (4)                       17.7%
All directors  and  executive
 officers as a group (7 persons)      1,055,059 (5)                       45.3%


1)       Represents sole voting and investment power unless otherwise indicated.
---
2) Based on 1,783,200 shares of Company common stock outstanding as of December 31, 1999, plus, as to each person listed, that portion of the 547,780 unissued shares of Company common stock subject to outstanding options which may be exercised by such person within the next 60 days; and as to all directors and executive officers as a group, unissued shares of common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

3) Includes 4,066 shares owned by Mr. Davis' wife as to which Mr. Davis disclaims beneficial ownership and includes 110,000 unissued shares of Company Common Stock as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

4) Includes 10,000 shares owned by Mr. Davis' wife and 2,411 shares owned by Mr. Davis' children as to which Mr. Davis disclaims beneficial ownership and includes 287,800 unissued shares of Company common stock as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

5) The number of shares of Common Stock beneficially owned by all directors and executive officers as a group includes all the shares of Common Stock listed above including 113,500 unissued shares of Common Stock as to which the Company's four non-employee directors have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days, 28,209 shares of Common Stock owned by Mr. Richards, a director of the Company, 11,080 shares of Common Stock owned by Mr. Beauchamp, a director of the Company, and 2,095 shares of Common Stock owned by Jeffrey A. Ross, an executive officer of the Company and includes 36,480 unissued shares of Company Common Stock as to which Mr. Ross has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           None


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.   Financial Statements:

            See Index to Financial Statements and Financial Statement Schedule.

       2.   Financial Statement Schedule:

            See Index to Financial Statements and Financial Statement Schedule.

        3.   Exhibits:


         Exhibit                                                       Method
         Number            Description                               of filing

           1               Underwriting Agreement                        1

           2               Agreement and Plan of Merger                  1

           3 (i) .1        Certificate of Incorporation                  1


           3 (i) .2        Certificate of Amendment to
                           Certificate of Incorporation                  1

           3 (ii)          Bylaws                                        1

           4.1             Form of Stock Certificate                     1

           4.2             Warrant Agreement                             1

           4.3             Form of Warrant Certificate                   3

           4.4             Form of Warrant-R.L. Renck & Company          3

          *10.1            1996 Incentive Stock Option Plan              1

          *10.2            Employee Stock Option Plan                    1


          *10.3            Non-Employee Director Stock Option Plan       1

          *10.4            Amendment to 1996 Incentive Stock Option Plan 2

          *10.5            1997 Incentive Stock Option Plan              3

          *10.6            Charles R. Davis'
                           Performance Option Agreement                  2

           10.7            First National Bank Loan Document             2

           10.8            Branch Banking and Trust Loan Document        2

           10.9            Asset Purchase Agreement Awards & Gifts       2

          *10.10           1999 Stock Option Plan                        4

           27              Financial Data Schedule                       5

1. Incorporated by reference to the Company's registration statement on Form 10, file number 0-21717, filed in Washington, D.C.

2. Incorporated by reference to the Company's registration statement of Form 10-Q for the quarter ended September 30, 1998, filed in Washington, D.C.

3. Incorporated by reference to the Company's registration statement of Form 10K for the year ended December 31, 1998 filed in Washington, D. C.

4. Incorporated by reference to the Company's proxy statement file number 0-271717, filed in Washington D.C.

5.   Filed herewith.

*Compensatory Plan.

(b)       Reports on Form 8-K
          None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CASCO INTERNATIONAL, INC.
                                                  (Registrant)


Dated:       March 27, 2000                   By:    /s/ Chares R. Davis
             -------------------------             ----------------------------
                                                     Charles R.  Davis
                                                     President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:       March 27, 2000                     By:    /s/ S. Robert Davis
             -------------------------              ---------------------------
                                                       S. Robert Davis
                                                       Chairman of the Board,
                                                       and Director

Dated:       March 27, 2000                     By:    /s/ Charles R. Davis
             -------------------------              ---------------------------
                                                        Charles R. Davis
                                                        President, and Director
                                                   (Principal Executive Officer)


Dated:       March 27, 2000                      By:    /s/ Randall J. Asmo
             -------------------------               --------------------------
                                                        Randall J. Asmo
                                                        Director

Dated:       March 27, 2000                      By:    /s/ Michael P. Beauchamp
             -------------------------               ---------------------------
                                                        Michael P. Beauchamp
                                                        Director

Dated:       March 27, 2000                      By:    /s/ Jeffrey A. Ross
             -------------------------               ---------------------------
                                                        Jeffrey A. Ross
                                                        Chief Financial Officer,
                                                        and Secretary
                                                        (Principal Accounting
                                                         and Financial Officer)

                            CASCO INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page


Independent Auditors' Report--                                              30

         Hausser + Taylor LLP - for the years ended December 31, 1999, 1998 and 1997.

Statements of operations--                                                  31

         Years ended December 31, 1999, 1998 and 1997.

Balance sheets--                                                            32

         December 31, 1999 and December 31, 1998.

Statements of cash flows--                                                  34

         Years ended December 31, 1999, 1998 and 1997.

Statements of stockholders' equity--                                        35

         Years ended December 31, 1999, 1998 and 1997.

Notes to the financial statements--                                         36

         Years ended December 31, 1999, 1998 and 1997.


         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of CASCO INTERNATIONAL, INC.
Shelby, North Carolina

We have audited the accompanying balance sheets of CASCO INTERNATIONAL, INC., (the "Company"), as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                /s/ Hausser +  Taylor LLP

Columbus, Ohio
March 16, 2000



                            CASCO INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS

              For the years ended December 31, 1999, 1998 and 1997



                                    1999              1998              1997
                               -------------     -------------     -------------
Revenue ........................   $ 24,199,483    $ 21,718,213    $ 19,332,922

Operating costs and expenses:
     Cost of goods sold ........     13,318,115      12,716,740      11,417,111
     Selling, general and
     administrative ....       .      9,136,391       8,377,665       7,761,328
     Depreciation and amortization      722,104         520,027         358,855
                                    ------------    ------------    ------------
          Total operating costs
          and expenses .             23,176,610      21,614,432      19,537,294

Operating income (loss) ..........    1,022,873         103,781        (204,372)

Other expense:
     Interest expense .............     372,378         335,871         469,355
     Loss on sale of building ........    ----          151,144           ----
                                    ------------    ------------    ------------
          Total other expenses ....     372,378         487,015         469,355

Income (loss) before income taxes and
     extraordinary item ...........     650,495        (383,234)       (673,727)
Benefit (provision) for income taxes ..(293,000)        145,500         256,000
                                    ------------    ------------    ------------

Income (loss) before extraordinary gain on
     retirement of debt .......        357,495         (237,734)       (417,727)
                                    ------------    ------------    ------------

Extraordinary gain on retirement of debt (less
      income taxes of $570,000) ..     ----             930,000          ----
                                    ------------    ------------    ------------
Net Income (Loss) ..............   $    357,495    $    692,266     $  (417,727)
                                    ============    ============    ============

EARNINGS PER SHARE BASIC AND DILUTIVE
Income (loss) before
   extraordinary item ......       $       0.20    $      (0.13)    $     (0.34)
Extraordinary gain on
   retirement of debt                      --              0.52            --
                                    ------------    ------------    ------------
Net Income (Loss) ...              $       0.20    $       0.39     $     (0.34)
                                    ============    ============    ============

Weighted average common
  shares outstanding ...              1,783,200       1,783,200       1,225,447
                                   ============    ============    ============




          The accompanying notes are an integral part of the financial statements.




                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS

                           December 31, 1999 and 1998

                 ASSETS                                1999             1998
                                                  -------------     ------------

Current Assets:
     Cash ......................                     $    6,797      $  107,482
     Accounts receivable .........................    4,910,886       5,540,162
     Inventory ...................................    4,714,063       5,265,797
     Prepaid expenses ............................    1,033,274       1,096,277
     Deferred tax asset ..........................      102,000            --
                                                   ------------    ------------

                 Total current assets ............   10,767,020      12,009,718
                                                   ------------    ------------
Buildings and equipment:
     Buildings ...................................    2,627,727       2,602,793
     Equipment .................................      3,223,615       2,819,104
                                                   ------------    ------------
                                                      5,851,342       5,421,897
     Less accumulated depreciation .............     (2,540,828)     (1,974,403)
                                                   ------------    ------------
                                                      3,310,514       3,447,494
Land ...........................................        111,468         111,468
                                                   ------------    ------------

                 Total property and equipment, net    3,421,982       3,558,962
                                                   ------------    ------------
Other assets:
     Cost in excess of net assets acquired, net of
        accumulated amortization of $479,819 and
        $342,244 respectively ....................    2,406,250       2,541,899
     Other .......................................      748,376         732,024
                                                   ------------    ------------
                                                      3,154,626       3,273,923
                                                   ------------    ------------

TOTAL ASSETS ...................................   $ 17,343,628    $ 18,842,603
                                                   ============    ============



          The accompanying notes are an integral part of the financial statements.




                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS

                           December 31, 1999 and 1998

     LIABILITIES AND STOCKHOLDERS' EQUITY              1999            1998
                                                   ------------    ------------

Liabilities:
     Accounts payable ..........................   $    965,112    $  1,234,869
     Short-term debt obligations ...............      2,500,465       3,882,269
     Accrued liabilities .......................        304,273         360,370
     Advanced deposits-current .................      1,854,785       1,926,406
     Accrued taxes payable .....................        355,000            --
                                                   ------------    ------------

                 Total current ...................    5,979,635       7,403,914
                 liabilities
                                                   ------------    ------------

Long-term debt ...................................    2,189,716       2,413,154
Advanced deposits-noncurrent .....................    2,402,975       2,653,353
Deferred tax liability ...........................      533,775         492,150
                                                   ------------    ------------

                 Total Liabilities .............     11,106,101      12,962,571
                                                   ------------    ------------

Commitments and contingencies                            --               --

Stockholders' equity:
     Preferred shares:  $.01 par value; authorized
       300,000 shares; none issued and outstanding       --               --
     Common shares par value $.01, authorized
       5,000,000, issued 1,783,200 ...............       17,832          17,832
     Capital in excess of par value ..............    6,417,586       6,417,586
     Accumulated deficit .........................     (197,891)       (555,386)
                                                   ------------    ------------

                 Total stockholders' equity ....      6,237,527       5,880,032
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 17,343,628    $ 18,842,603
                                                   ============    ============



          The accompanying notes are an integral part of the financial statements.


                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1999, 1998 and 1997

                                      1999            1998             1997
                                ---------------  --------------  ---------------

Cash flows from operating activities:

    Net income (loss)              $    357,495    $    692,266    $   (417,727)
    Adjustments to  reconcile  net income  (loss) to cash
      provided by operating activities:
      Depreciation and amortization    722,104         520,027         358,855
      Loss of sale of building ........  --            151,144            --
      Extraordinary gain on
       retirement of debt                --         (1,500,000)           --
      Changes in assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable .......   629,276        (496,739)       (399,396)
         Inventory . ..........        551,734        (595,713)      2,422,613
         Prepaid expenses and
           other assets ................28,246        (174,792)       (179,221)
       Increase (decrease) in liabilities:
         Accounts payable and
           accrued liabilities ...      29,146         212,970        (531,907)
         Advanced deposits ...........(321,999)         69,771        (377,955)
                                   ------------    ------------    ------------
            Total adjustments .......1,576,507       1,388,832       1,036,989
                                   ------------    ------------    ------------

Net cash provided by (used in)
  operating activities .........     1,934,002        (696,566)        619,262
                                  ------------    ------------    ------------

Cash flows from investing activities:
    Sale of building                      --           421,187            --
    Payments for purchases of
      property and equipment ..       (429,445)       (731,436)       (159,430)
                                   ------------    ------------    ------------
Cash used in investing activities .   (429,445)       (310,249)       (159,430)

Cash flows from financing activities:
    Proceeds from debt obligation   18,677,466      13,759,044      14,905,007
    Principal payments on debt .   (20,282,708)    (12,718,263)    (18,574,753)
    Issuance of Common Stock Units        --              --         3,152,459
                                   ------------    ------------    ------------
Cash provided by (used in)
   financing activities ............(1,605,242)      1,040,781        (517,287)

Increase (decrease) in cash ..........(100,685)         33,966         (57,455)
Cash, beginning of year .......        107,482          73,516          130,971
                                   ------------    ------------    ------------
Cash, end of year .                $     6,797     $   107,482     $     73,516
                                   ============    ============    ============

Other Cash Flow Information:
    Cash payments during the year for:
      Interest                     $   386,069     $   307,156     $    469,355
      Income taxes, net of refunds       7,000            --              --

Noncash Financing Activities:
    Payment of subordinated debt ..$      --       $ 3,500,000     $      --
    Subordinated debt replaced
      with line of credit .        $      --       $ 3,500,000     $      --
    Acquisitions of assets
      and goodwill                 $      --       $ 1,745,642     $      --
    Increase in line of credit
      for acquisitions .           $      --       $ 1,745,642 $
    Subordinated debt with Pages
      assumed at spin-off          $      --       $      --       $  5,000,000
    Due to Pages replaced with
      subordinated debt ..         $      --       $      --       $  4,124,975
    Decrease in capital in excess
      of par value and ...         $      --       $      --       $    875,025
      common stock from spin-off

    The accompanying notes are an integral part of the financial statements.


                            CASCO INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 1999, 1998 and 1997


                                            Capital in
                                   Common   Excess of Accumulated
                           Shares   Stock   Par Value   Deficit       Total
                          -------  ------   ---------  ---------    ---------

Balance December 31, 1996 . 334.91 $    3  $4,157,982 $ (829,925)  $ 3,328,060

Spinoff from Pages         (334.91)    (3)   (884,313)  (884,316)

Distribution to
  Pages stockholders       929,103   9,291      ----       ----           9,291

Stock Dividend ..........   74,097     741        (741)    ----          ----

Offering ...............   780,000   7,800   3,144,658     ----       3,152,458

Net loss ....................----     ----      ----     (417,727)     (417,727)
                          --------- ------   ----------  ----------   ----------
Balance
  December 31, 1997 .    1,783,200  17,832   6,417,586 (1,247,652)    5,187,766

Net Income ..................----    ----       ----      692,266       692,266
                        ----------- -------  ----------  --------     ---------

Balance
  December 31, 1998 ..   1,783,200  17,832   6,417,586   (555,386)    5,880,032

Net Income ..................----    ----       ----      357,495       357,495
                        ----------- ------  ----------- ---------    -----------
Balance
  December 31, 1999 ..   1,783,200 $17,832 $ 6,417,586  $(197,891)  $ 6,237,527
                       =========== ======= ===========  ==========  ===========




               The accompanying notes are an integral part of the
                             financial statements.

                            CASCO INTERNATIONAL, INC.


                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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


ACCOUNTS RECEIVABLE

         The Company sells its products to numerous commercial and industrial customers across the United States and Canada. The accounts receivable are well diversified and are expected to be repaid in the normal course of business.

INVENTORY

         Inventory consists of general retail merchandise. Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.


PREPAID EXPENSES

         Prepaid expenses at December 31, 1999 and 1998 include $629,263 and $694,338, respectively, of prepaid selling costs that include costs for commissions paid to sales people that relate to advanced deposits for the sales of incentive and recognition awards programs. Such costs are directly attributable to obtaining specific future commitments and are expensed in the year the related revenue is recorded.


BUILDINGS AND EQUIPMENT

         Buildings and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from three to thirty-one years. Major repairs and betterments are capitalized; minor repairs are expensed as incurred. Depreciation expense for the years ended December 31, 1999, 1998 and 1997, totaled $566,424, $438,681 and $324,691, respectively.

COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER ASSETS

         Cost in excess of net assets acquired are amortized on a straight line basis over 40 and 15 years. Management periodically evaluates its accounting for cost in excess of net assets acquired by considering such factors as historical performance, current operating results and future operating income. At each balance sheet date, the Company evaluates the realizability of cost in excess of net assets acquired based upon estimated nondiscounted cash flows. Based upon its most recent analysis, the Company believes that no material impairment of cost in excess of net assets acquired exists at December 31, 1999. Based on this periodic review, management believes that the carrying value of cost in excess of net assets acquired is reasonable and the amortization period is appropriate. Amortization expense on cost in excess of net assets acquired for the years ended December 31, 1999, 1998 and 1997 totaled $137,575, $77,274 and $34,162, respectively.

         Other assets include cash surrender value of life insurance, deferred loan costs and non-compete agreements. The deferred loan costs are amortized using the straight line method over the terms of the related contracts. Amortization expense totaled $18,105, $7,071 and $0, for the years ended December 31, 1999, 1998 and 1997, respectively.


INCOME TAXES

         The Company utilizes Statement of Financial Accounting Statements ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As noted above, the Company was a wholly-owned subsidiary of Pages through December 31, 1996 when a tax-free spin off was completed.


PROFIT SHARING PLANS

         The Company has a noncontributory profit sharing retirement plan (the "Plan"), covering a significant number of employees for which accrued costs are funded. Company contributions to the Plan are discretionary. There were no Company contributions for the years ended December 31, 1999, 1998 and 1997.

LONG-LIVED ASSETS

         The Company utilizes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which required adoption in 1996. The general requirements of SFAS No. 121 apply to the fixed and intangible assets of the Company and require impairment to be considered whenever assets are disposed of or whenever events or change in circumstances indicate that the carrying amount of the asset will not be recoverable based on expected future cash flows of the asset. The Company periodically evaluates the recoverability of long-lived assets and measures the amount of impairment if any. There were no impairment adjustments at December 31, 1999, 1998 and 1997.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying value of all current assets and liabilities approximates the fair value because of their short term nature. The fair values of non-current assets and liabilities approximate their carrying value based on current market prices. (Refer to Note 8 for purchase of debentures in 1999.)


STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise prices of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

2.       STOCK OPTIONS AND WARRANTS

         At December 31, 1999, 835,000 common shares of the Company were reserved for issuance under the incentive stock option plans, 40,000 shares were reserved under the non-employee director stock option plans and 1,620,000 shares were reserved under outstanding warrants. The 1999 option plan of 600,000 shares includes both employees and directors. Additionally, 200,000 common shares of the Company were reserved under a performance option plan for the President.





                                   December 31, 1999         December 31, 1998
                                 ------------------------  ---------------------
                                         Weighted Average       Weighted Average
Incentive Stock Option Plan       Number  Exercise Price  Number  Exercise Price
---------------------------       ------  -------------- ------   --------------

  Outstanding, beginning of year ...273,140   $ 2.8001    93,460   $ 3.4005
  Granted ......................... 421,500   $ 1.7649   189,000   $ 2.5331
  Canceled ..........................93,500   $ 2.3529     9,320   $ 3.4067
  Exercised ...........................None      --       None      --
                                    -------   -------   -------   -------

Outstanding, end of year ........   601,140   $ 2.1438   273,140   $ 2.8001
                                     -------   -------   -------   --------

Exercise price range of options
outstanding ..............          $1.0000             $1.0000
                                         to                  to
                                    $3.7037             $3.7037

Non-Employee Director Option Plan

  Outstanding, beginning of year     55,800   $2.8094    10,800    $4.1700
  Granted ..........................180,000   $1.7500    45,000    $2.5833
  Canceled ..........................15,000   $2.0000     None        --
  Exercised .......................... None      --       None        --
                                    -------   -------    -------   -------

Outstanding, end of year ...........220,800   $2.0212    55,800    $2.8904
                                    -------   -------    -------   -------


Exercise price range of options
outstanding ........                $  1.75              $ 2.00
                                         to                  to
                                    $  4.17              $ 4.17

         The weighted average remaining life on options outstanding at December 31, 1999 is 4.23 years.

         The incentive stock options are exercisable at the fair market value on the date of grant, and were available from the 1996, 1997 and 1998 stock option plans. The options outstanding at December 31, 1999 are exercisable through January 17, 2002, December 29, 2002 and May 5, 2004 respectively.

         The non-employee Director options are exercisable at the fair market value on the date of grant. The non-employee Director options outstanding at December 31, 1999 are exercisable through October 12, 2003.

         Warrants to purchase 1,560,000 shares of CASCO INTERNATIONAL, INC. common stock were issued in September 1997 as part of the unit offering. The warrants are exercisable for five years from the date of issuance at $5.50 per share.

     Warrants to purchase 30,000 shares of CASCO International, Inc., common stock were issued February 28, 1998 to R. L. Renck & Co., Inc. The Warrants vest at 2,500 per month commencing on February 28, 1998 and continuing through January 31, 1999 at an exercise price of $3.00 per share. The warrants are exercisable for five years from the date of issuance.

     Additional warrants to purchase 30,000 shares of CASCO International, Inc., common stock were issued June 27, 1999 to R. L. Renck & Co., Inc. The warrants vest at 10,000 shares on June 27, 1999 then at a rate of 2,500 shares per month from June 27, 1999 to February 26, 2000 at an exercise price of $2.75 per share. The warrants are exercisable for five years from the date of issuance.


                                                                Proceeds
             Date Granted         Shares        Exercise       to Company
               or Issued        Exercisable       Price        Upon Exercise
             -------------      -----------     --------       -------------
Incentive
Stock Options:

1996 Plan   January 17, 1997      19,440   $     3.7037      $ 72,000
1996 Plan   March 26, 1997         5,400         3.7037        20,000
1996 Plan   March 12, 1997        37,800         3.2407       122,498
1997 Plan   December 29, 1997      9,000         3.0625        27,563
1997 Plan   January 20, 1998      65,000         2.8750       186,875
1997 Plan   March 3, 1998         30,000         2.8125        84,375
1997 Plan   March 10, 1998         3,000         3.0000         9,000
1997 Plan   April 1, 1998          5,000         3.5000        17,500
1997 Plan   October 12, 1998       5,000         1.0000         5,000
1997 Plan   May 27, 1999          15,000         1.7500        26,250
1999 Plan   May 27, 1999         396,500         1.7500       693,875
1999 Plan   October 20, 1999      10,000         2.3800        23.800



Non-Employee

1996 Plan ..June 25, 1997         10,800   $     4.1667       45,000
1996 Plan ..January 20, 1998      30,000         2.8750       86,250
1999 Plan ..May 27, 1999         180,000         1.7500      315,000

Warrants: ..September 19, 1997 1,560,000       $ 5.50      8,580,000
            February 28, 1998     30,000         3.00         90,000
            June 27, 1999 ...     30,000         2.75         82,500

Total ...........              2,441,940                 $10,487,486
                         ===============                 ===========


         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholl's option pricing model with the following weighted average assumptions for 1999, 1998 and 1997.


                                    1999              1998              1997
                                    ----              ----              ----

Risk-free interest rate               6%                6%                6%
Dividend yield                        0%                0%                0%
Volatility factor                 104.4%            107.7%             82.7%
Weighted average expected
  life in years                       5                 5                 5

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and earnings per share were as follows:


                                         1999          1998             1997
                                         ----          ----             ----

Net income (loss) as reported      $   1,357,000   $   692,266  $    (417,727)
Net income (loss)-pro forma              357,495       623,266       (430,727)
Income (loss) per
  common share-as reported         $         .20   $       .39  $       (.34)
Income (loss) per
  common share-pro forma           $         .13   $       .35  $       (.35)
Weighted average fair value of
   options granted during the year $        1.76   $      2.53  $       2.60

         The pro forma effect of these options on net loss and loss per common share was not material. These pro forma calculations only include the effects of 1999, 1998 and 1997 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.


3.       STOCK DIVIDENDS

         On June 1, 1997, the Company declared an 8% stock dividend on its common stock for stockholders of record on July 16, 1997. The payment date for the stock dividend was August 1, 1997. As a result of the stock dividend, 74,097 additional shares were issued; capital in excess of par value was reduced by $741. There was no distribution or cash payment relating to fractional shares.

4.       DEBT OBLIGATIONS

         Debt obligations consisted of the following:


                                    December 31,                   December 31,
                                        1999                           1998
                                        ----                           ----

Line of  credit  with  interest  at
prime  plus 1/2  percent;  interest  payable
monthly,  maturing on July 30, 2000,  collateralized
by accounts  receivable and
inventory of the Company ($2,737,811 available
at December 31,1999).                2,262,189                      $3,644,492

First National Bank first deed of trust
on the Shelby facilities.  Payable in
monthly installments of $24,088 including
interest (7 1/2 percent) through March of
2013.  The term of the loan is fifteen years,
callable after five years and guaranteed by the
President.                           2,209,767                       2,302,460

Promissory note payable with
interest at 8 percent, payable in
two annual installments through July 30, 2000.
Collateralized by letter of credit at Branch
Banking & Trust.                       100,000                         200,000

Promissory  note  payable  with  interest
at  6  percent,  payable  in  monthly
installments through
October 1, 2003.                       118,225                         148,471
                           --------------------          ----------------------
                                     4,690,181                       6,295,423
Current portion                      2,500,465                       3,882,269
                           --------------------          ----------------------
Long term portion                   $2,189,716                      $2,413,154
                           ====================          ======================

     The interest rate for the line as of December 31, 1999 and 1998 was prime plus 1/2 percent.

     The prime  interest  rate at December 31, 1999 and 1998 was 8.5 percent and
7.75 percent, respectively. The carrying amount of the Company's short term debt obligations approximates fair value.

     The line of credit facility also includes certain financial covenants, including covenants that the Company maintain certain financial ratios. In addition, the credit facility contains limitations on capital expenditures, fixed asset sales, loans and/or advances to shareholders and employees, restrictions on operating leases and limitation on dividends paid on common stock to $100,000 annually. As of December 31, 1999 the Company was in default on the capital expenditure covenant. The Company received a waiver letter for the default as of December 31, 1999.

The aggregate long-term debt payments as of December 31, 1999 for each of the next five years are:

                        2000     $  229,582
                        2001        141,763
                        2002        152,266
                        2003      1,901,970
                        2004              0
                                ------------
                   Thereafter    $2,425,581
                                 ==========

5.       COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various noncancelable operating leases. Operating leases are principally for office and warehouse facilities, equipment and vehicles. Rent expense under operating leases amounted to $269,962, $152,128 and $125,570, for the years ended December 31, 1999, 1998 and 1997, respectively. The future minimum rentals under non-cancelable operating leases during subsequent fiscal years are as follows:


                              YEARS ENDING
                               DECEMBER 31,
                                    2000                      $  236,921
                                    2001                         151,798
                                    2002                          68,460
                                                             ------------
                                                               $ 457,179

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

         For the years presented, the expense (benefit) for income taxes from continuing operations consisted of the following.

                                          December 31, December 31, December 31,
                                             1999          1998         1997
                                             ----          ----         ----

Current ................................   $ 355,000         --           --

Deferred

   Federal .............................     (58,000)    (130,300)    (217,000)
   State and Local .....................      (4,000)     (15,200)     (39,000)
                                           ---------    ---------    ---------
Net deferred benefit ...................     293,000     (145,500)    (256,000)

Net deferred expense (benefit) for taxes   $ (62,000)   $(145,500)   $(256,000)
                                           =========    =========    =========


         For the years presented, a reconciliation of income taxes from continuing operations based upon the application of the federal statutory tax rate is as follows:

                                          December 31, December 31, December 31,
                                             1999         1998          1997
                                             ----         ----          ----

Income tax expense (benefit)
  at statutory rate                           $247,000   $(145,700)   $(229,100)
Goodwill amortization ......................    13,000      13,650       13,650
State taxes net of federal benefit .........    26,000     (15,300)     (40,400)
Other ......................................     7,000       1,850         (150)
                                              --------   ---------    ---------

       Total income tax expense (benefit) ..  $293,000   $(145,500)   $(256,000)
                                              ========   =========    =========


The components of net deferred taxes are as follows:

                                             December 31,          December 31,
                                                 1999                  1998
                                                 ----                  ----

Assets:
   Inventory costs capitalized
     for tax purposes ...........                 $68,000             $  73,100
   Accruals and reserves to be
     expensed as paid for tax purposes             34,000                81,500
   Other ............................................--                  27,850
   Net operating loss carry forwards ..............  --                 296,400
                                                 ---------            ---------
Deferred tax assets ..............................102,000               478,850

Liabilities:
   Revenues to be earned net of cost ............... --                (301,000)
   Excess of tax over financial accounting
     depreciation and amortization ..........    (533,775)             (670,000)
                                                 ---------            ---------
Deferred tax liability ..........................(533,775)             (971,000)
                                                 ---------            ---------

Net deferred tax liability .....................$(431,775)            $(492,150)
                                                 =========            =========


         The Company changed its effective rate to 38% in 1998 from 40% in 1997. The Company utilized approximately $780,000, $1,065,000 and $647,000 of net operating loss carryforward for the years ended December 31, 1999, 1998 and 1997, respectively.


7.      Earnings Per Common and Common Equivalent Share

         Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. At December 31, 1999 and 1998, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

         The following data show the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.



Income available to common
 stockholders used in basic
 EPS and diluted EPS                $        357,495  $       692,266
                                     ===============  ===============
Weighted average number
of common shares used in
basic EPS                                  1,783,200        1,783,200

Effect of dilutive securities:
  Stock options and warrants                  43,242           16,500
                                      --------------   --------------

Weighted number of common
shares and dilutive potential
common stock used in diluted
EPS                                        1,826,442        1,799,700
                                      ==============    =============


         Options and warrants on 1,461,815 and 1,353,940 shares, respectively, of common stock were not included in computing diluted EPS for the years ended December 31, 1999 and 1998 because their effects were antidilutive.


     The common equivalent stock outstanding at December 31, 1997 would be antidilutive for the year due to the net operating loss.

8.       LOSS ON SALE OF BUILDING

     On March 4, 1998 the Company sold its 167,000 sq. ft. Kings Mountain Warehouse. The sale netted the Company approximately $425,000. The Company recorded a loss on the sale, which totaled $151,144.

9.       EXTRAORDINARY GAIN ON RETIREMENT OF DEBT

         On January 23, 1998, the Company redeemed at a discount, the subordinated debenture due to Pages on January 1, 2002. The debenture in the original principal amount of $5 million was redeemed for $3.5 million. The Company replaced the Pages debt with proceeds from the line of credit. The debt retirement resulted in an extraordinary gain of $930,000 after tax of $570,000.

         For the year ended December 31, 1998, the impact of the extraordinary gain on basic and diluted earnings (loss) per share was as follows:

                                                          Basic        Diluted

  Loss before extraordinary gain         $  (237,734)  $    (.13)   $     (.13)
  Extraordinary gain on retirement
     of debt (less income taxes
     of $570,000)                            930,000         .52           .52
                                       --------------   -----------  -----------
  Net income                             $   692,266   $     .39    $      .39
                                       --------------   ----------- ------------

DIRECTORS:                                COMPANY OFFICES:

S. Robert Davis, Chairman of the Board    Headquarters:
                                          13900 Conlan Circle, Suite 150
Charles R. Davis, President and CEO       Charlotte, NC 28277

David J. Richards, Director

                                          Operations and Distribution Center:
Michael P. Beauchamp, Director            4205 East Dixon Boulevard
                                          Shelby, North Carolina 28152
Randall J. Asmo, Director

Rodney L. Taylor, Director


CORPORATE OFFICERS:


Charles R. Davis, President
Jeffrey A. Ross, Chief Financial
Officer and Secretary

AVAILABILITY OF EXHIBITS TO FORM 10-K:
Exhibits to Form 10-K Report are on file with the Securities and Exchange Commission and are referenced on the Exhibit Index contained herein above. Exhibits are available upon request, at $0.25 per page, representing the Registrant's reasonable expenses in furnishing such exhibit(s). Exhibits may be obtained by writing to Jeffrey A. Ross, Secretary, CASCO INTERNATIONAL, INC.


STOCK TRANSFER AGENT AND REGISTRAR:

American Stock Transfer & Trust Company
40 Wall Street
New York, New York 10005



AUDITORS:

Hausser + Taylor LLP
471 East Broad Street
Suite 1200
Columbus, Ohio 43215