Form 10-K/A
period 1999-12-31
CASCO INTERNATIONAL INC
filed 2000-04-04
CIK 1026792


                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1999, 1998 and 1997

                                      1999            1998             1997
                                ---------------  --------------  ---------------

Cash flows from operating activities:

    Net income (loss)              $   357,495    $    692,266    $   (417,727)
    Adjustments to  reconcile  net income  (loss) to cash
      provided by operating activities:
      Depreciation and amortization    722,104         520,027         358,855
      Loss of sale of building ........  --            151,144            --
      Extraordinary gain on
       retirement of debt                --         (1,500,000)           --
      Deferred provision (benefit)     (62,000)        424,500        (256,000)
      Changes in assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable .......   629,276        (496,739)       (399,396)
         Inventory . ..........        551,734        (595,713)      2,422,613
         Prepaid expenses and
           other assets ................28,246        (174,792)       (179,221)
       Increase (decrease) in liabilities:
         Accounts payable and
           accrued liabilities ...      29,146         212,970        (531,907)
         Advanced deposits ...........(321,999)         69,771        (377,955)
                                   ------------    ------------    ------------
            Total adjustments .......1,576,507       1,388,832       1,036,989
                                   ------------    ------------    ------------

Net cash provided by (used in)
  operating activities .........     1,934,002        (696,566)        619,262
                                  ------------    ------------    ------------

Cash flows from investing activities:
    Sale of building                      --           421,187            --
    Payments for purchases of
      property and equipment ..       (429,445)       (731,436)       (159,430)
                                   ------------    ------------    ------------
Cash used in investing activities .   (429,445)       (310,249)       (159,430)

Cash flows from financing activities:
    Proceeds from debt obligation   18,677,466      13,759,044      14,905,007
    Principal payments on debt .   (20,282,708)    (12,718,263)    (18,574,753)
    Issuance of Common Stock Units        --              --         3,152,459
                                   ------------    ------------    ------------
Cash provided by (used in)
   financing activities ............(1,605,242)      1,040,781        (517,287)

Increase (decrease) in cash ..........(100,685)         33,966         (57,455)
Cash, beginning of year .......        107,482          73,516          130,971
                                   ------------    ------------    ------------
Cash, end of year .                $     6,797     $   107,482     $     73,516
                                   ============    ============    ============

Other Cash Flow Information:
    Cash payments during the year for:
      Interest                     $   386,069     $   307,156     $    469,355
      Income taxes, net of refunds       7,000            --              --

Noncash Financing Activities:
    Payment of subordinated debt ..$      --       $ 3,500,000     $      --
    Subordinated debt replaced
      with line of credit .        $      --       $ 3,500,000     $      --
    Acquisitions of assets
      and goodwill                 $      --       $ 1,745,642     $      --
    Increase in line of credit
      for acquisitions .           $      --       $ 1,745,642 $
    Subordinated debt with Pages
      assumed at spin-off          $      --       $      --       $  5,000,000
    Due to Pages replaced with
      subordinated debt ..         $      --       $      --       $  4,124,975
    Decrease in capital in excess
      of par value and ...         $      --       $      --       $    875,025
      common stock from spin-off

    The accompanying notes are an integral part of the financial statements.