Form 10-Q
period 2000-03-31
CASCO INTERNATIONAL INC
filed 2000-05-15
CIK 1026792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2000


                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21717

                            CASCO INTERNATIONAL, INC.

Incorporated - Delaware                     I.R.S. Identification No. 56-0526145

         13900 Conlan Circle, Suite 150, Charlotte, North Carolina 28277

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

YES X     NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares  outstanding  of each of the  issuer's  classes of
common  stock,  as  of  latest   practicable   date:   1,783,200  common  shares
outstanding, each with par value $0.01, as of May 1, 2000.

                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                                    Unaudited



                 ASSETS                                 2000            1999
                                                   ------------    ------------

Current Assets:
     Cash ........................................ $      1,797    $      6,797
     Accounts receivable .........................    2,961,082       4,910,886
     Inventory ...................................    4,430,765       4,714,063
     Prepaid expenses ............................    1,006,242       1,033,274
     Deferred tax asset ..........................      102,000         102,000
                                                   ------------    ------------

                 Total current assets ............    8,501,886      10,767,020

Buildings and equipment:
     Buildings ...................................    2,638,115       2,627,727
     Equipment ...................................    3,245,607       3,223,615
                                                   ------------    ------------

                                                      5,883,722       5,851,342
     Less accumulated depreciation ...............   (2,681,938)     (2,540,828)
                                                   ------------    ------------
                                                      3,201,784       3,310,514
Land .............................................      111,468         111,468
                                                   ------------    ------------

                 Total property and equipment, net    3,313,252       3,421,982

Other assets:
     Cost in excess of net assets acquired, net of
     accumulated amortization of $513,733 and
     $479,819 respectively .......................    2,372,336       2,406,250
Other ............................................      759,611         748,376
                                                   ------------    ------------

                                                      3,131,947       3,154,626
                                                   ------------    ------------

TOTAL ASSETS ..................................... $ 14,947,085    $ 17,343,628
                                                   ============    ============







    The accompanying notes are an integral part of the financial statements.




                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                                    Unaudited


     LIABILITIES AND STOCKHOLDERS' EQUITY               2000           1999
                                                   ------------    ------------


Liabilities:
     Accounts payable ............................ $    454,780    $    965,112
     Short-term debt obligations .................    1,230,653       2,500,465
     Accrued liabilities .........................      155,328         304,273
     Advanced deposits-current ...................    1,854,785       1,854,785
     Accrued taxes payable .......................         --           355,000
                                                   ------------    ------------

                 Total current liabilities........    3,695,546       5,979,635
                                                   ------------    ------------

Long-term debt ...................................    2,152,565       2,189,716
Advanced deposits-noncurrent .....................    2,346,240       2,402,975
Deferred tax liability ...........................      526,375         533,775
                                                   ------------    ------------

Total Liabilities ................................    8,720,726      11,106,101
Commitments and contingencies ....................         --              --

Stockholders' equity:
     Preferred Shares:  $.01 par value; authorized
       300,000 shares; none issued and outstanding         --              --
     Common Shares par value $.01, authorized
       5,000,000, issued 1,783,200 ...............       17,832          17,832
     Capital in excess of par value ..............    6,417,586       6,417,586
     Accumulated deficit .........................     (209,059)       (197,891)
                                                   ------------    ------------

                 Total stockholders' equity ......    6,226,359       6,237,527
                                                   ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....... $ 14,947,085    $ 17,343,628
                                                   ============    ============




    The accompanying notes are an integral part of the financial statements.



                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2000 and 1999
                                    Unaudited

                                                      Three Months
                                                --------------------------
                                                   2000           1999
                                                -----------    -----------


Revenue .....................................   $ 5,242,964    $ 5,965,523

Operating costs and expenses:
     Cost of goods sold .....................     2,735,951      3,024,033
     Selling, general and administrative ....     2,271,797      2,186,339
     Depreciation and amortization ..........       188,975        173,525
                                                -----------    -----------

          Total operating costs and expenses      5,196,723      5,383,897

Operating income ............................        46,241        581,626

Other income and (expenses)
     Interest expense .......................       (64,811)      (101,358)
                                                -----------    -----------
          Total other income and (expenses) .       (64,811)      (101,358)

Income(loss) before income taxes ............       (18,570)       480,268
Deferred (provision) benefit for income taxes         7,400       (192,100)
                                                -----------    -----------

Net Income(loss) ............................   $   (11,170)   $   288,168
                                                ===========    ===========


EARNINGS PER SHARE BASIC AND DILUTIVE
Net Income (loss) ...........................   $     (0.01)   $      0.16
                                                ===========    ===========


Weighted average common shares outstanding ..     1,783,200      1,783,200
                                                ===========    ===========





    The accompanying notes are an integral part of the financial statements.



                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                    Unaudited

                                                          2000          1999
                                                      ----------    -----------

Cash flows from operating activities:
     Net income(loss) ...............................$   (11,170)   $   288,168
     Adjustments to reconcile net income (loss) to cash
        provided by operating activities:
        Depreciation and amortization ...............    188,975        173,525
        Deferred provision (benefit) ................     (7,400)       192,100
        Changes in assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable ......................  1,949,804      2,064,172
           Inventory ................................    283,298         67,489
           Prepaid expenses and other assets ........     10,793         (6,456)
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities .   (659,277)      (760,495)
           Taxes payable ............................   (355,000)          --
           Advance deposits .........................    (56,735)      (268,070)
                                                     -----------    -----------
             Total adjustments ................ ..     1,354,458      1,462,265
                                                     -----------    -----------
Net cash provided by operating activities ........     1,343,288      1,750,433
                                                     -----------    -----------
Cash flows from investing activities:
     Sale of equipment ...........................        17,890           --
     Payments for purchases of property and equipment    (59,215)      (139,226)
                                                     -----------    -----------

Cash used in investing activities ................       (41,325)      (139,226)

Cash flows from financing activities:
     Proceeds from debt obligation ...............     4,887,579      5,037,910
     Principal payments on debt ..................    (6,194,542)    (6,688,275)
                                                     -----------    -----------
Cash used in financing activities ................    (1,306,963)    (1,650,365)

Decrease in cash .................................        (5,000)       (39,158)
Cash, beginning of period ........................         6,797        107,482
                                                     -----------    -----------
Cash, end of period ..............................   $     1,797    $    68,324
                                                     ===========    ===========
Other Cash Flow Information:
     Cash payments during the year for:
        Interest .................................   $    73,427    $    81,206
        Income taxes, net of refunds .............       355,000           --




    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    Unaudited

         The accompanying financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

         Effective at the close of business on December 31, 1996, a tax free spin off of the Company's common stock from its former parent, Pages, Inc. ("Pages"), was completed (the "Distribution"). In the Distribution, for every ten shares of Pages common stock outstanding on the record date, one and one-half shares of the Company's common stock was distributed to Pages shareholders.

         During the three months ended March 31, 2000, options were granted under the Company's 1999 Stock Option Plan as shown on the following table. The ending and average market price of the Company's Stock for the three months ended March 31, 2000 was $4.469 and $3.592 respectively.


        Date                           Shares
     Granted or                      Reserved and            Exercise
       Issued                        Exercisable              Price
----------------------           ------------------      --------------

1999 STOCK OPTION PLAN
January 19, 2000 .....                  20,000               $   2.06
February 1, 2000 .....                  20,000               $   2.13
March 6, 2000 ........                  20,000               $   3.97


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999:

         Revenues for the three months ended March 31, 2000 approximated $5.24 million, compared to $5.97 million in revenues for the three months ended March 31, 1999, a decrease of 12.1% or approximately $723,000. The decrease is attributable to some one-time incentive sales in 1999 coupled with a delay of sales to current customers in 2000.

         Cost of goods sold for the three months ended March 31, 2000 approximated $2.74 million, compared to approximately $3.02 million of cost of goods sold for the three months ended March 31, 1999, a decrease of 9.5% or approximately $288,000. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold increased to 52.2% for the three months ended March 31, 2000, from 50.7% for the three months ended March 31, 1999. The 1.5% increase in the cost of goods sold as a percentage of revenues was principally attributable to a change in the product mix.

         Selling, general, and administrative expense for the three months ended March 31, 2000 approximated $2.27 million, compared to $2.19 million for the three months ended March 31, 1999, an increase of 3.91% or approximately $85,000. The increase in selling, general, and administrative expense were principally attributable to expansion of the internal employed sales force and the cost associated with preparations to launch the Company's efulfillment subsidiary. Those costs were in part offset by the consolidation of the Company's Wisconsin facility into its Shelby facility. As a percentage of revenues, selling, general and administrative expenses increased to 43.3% for the three months ended March 31, 2000, from 36.7% for the three months ended March 31, 1999. The 6.6% increase as a percentage of revenues was principally attributable to the expansion of the internal employed sales force and the cost associated with preparations to launch the Company's efulfillment subsidiary.

         Interest expense was approximately $65,000 for the three months ended March 31, 2000, compared to $101,000 for the three months ended March 31, 1999, a decrease of approximately $36,000. The decrease in interest expense was primarily due to a decreased average balance on the Company's line of credit. The average outstanding debt for the first three months in 2000 approximated $3.14 million compared to $5.2 million for the first three months in 1999. Additionally, the average interest rate for the first three months in 2000 approximated 8.04% compared to approximately 7.84% for the same period in 1999.

         Depreciation and amortization expense was approximately $189,000 for the three months ended March 31, 2000, compared to $174,000 for the three months ended March 31, 1999, an increase of 8.9% or approximately $15,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1998.

         Income tax benefit was $7,400 for the three months ended March 31, 2000, compared to an income tax provision of $192,100 for the three months ended March 31, 1999. The provisions for income tax benefit were calculated through the use of estimated income tax rates based upon the income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility. The Company's primary uses of funds consist of financing inventory, receivables and acquisitions.

        The Company has adopted a growth strategy which will be accomplished through increased efforts of the Company's existing highly trained sales force in order to expand current market share and enter into new markets. The Company is also preparing to launch the Company's efulfillment subsidiary.

        The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility, will cover operating expenditures and meet the short-term debt obligations excluding the Company's efulfillment subsidiary. The Company's credit facility is due and payable in full on July 30, 2000. Although the lender has not issued a commitment to do so, the Company's relationship with its lender is favorable and the Company anticipates that the credit facility will be renewed when due.

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

        The Company does not anticipate any material expenditures out of the ordinary course of business for property and equipment during the next twelve months, excluding any expenditures required to launch the Company's efulfillment subsidiary. The Company plans to raise approximately $25 million to fund its efulfillment subsidiary and has engaged an investment banker for that purpose.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain  statements  contained  in this Form 10-Q  under  "Management's
Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts and "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of
1996) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements include remarks regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) future operating cash flows;
(ii) the Company's financing plans, (iii) the Company's growth strategy, including the expansion of current market share and the entrance into new markets, and (iv) the Company's plans to raise funds to capitalize its efulfillment subsidiary. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-Q, including without limitation and information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate changes on its debt obligations. The Company is not exposed to foreign currency exchange rate risk or investment risk.

        Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term debt obligation line of credit. The interest rate on this line of credit is prime plus 1/2 percent. The prime interest rate at March 31, 2000 was 9.00 percent. The Company's line of credit is renewable and negotiable yearly. The fluctuation of the interest rate may increase interest expense if the prime interest rate increases before the line of credit could be renegotiated to a fixed rate loan.

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

ITEM 2:   CHANGES IN SECURITIES
              None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5:   OTHER INFORMATION
              The Company has engaged an investment banker to assist it in raising approximately $25 million in capital to fund a subsidiary of the Company which will engage in the business of providing fulfillment services to ecommerce businesses. The terms upon which the funds will be provided have not been determined, but it is anticipated that the funds will be invested directly in the subsidiary. There can be no assurances that the funds will be available.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8K


         Exhibit                                                       Method
         Number                Description                           of filing

         1                     Underwriting Agreement                    1

         2                     Agreement and Plan of Merger              1

         3 (i) .1              Certificate of Incorporation              1

         3 (i) .2              Certificate of Amendment to
                               Certificate of Incorporation              1

         3 (ii)                Bylaws                                    1

         4.1                   Form of Stock Certificate                 1

         4.2                   Warrant Agreement                         1

         4.3                   Form of Warrant Certificate               1

         4.4                   Form of Warrant-R.L. Renck & Company      3

         *10 .1                1996 Incentive Stock Option Plan          1

         *10.2                 Employee Stock Option Plan                1

         *10 .3                Non-Employee Director Stock Option Plan   1

         *10.4                 Amendment to 1996 Incentive
                               Stock Option Plan                         2

         *10.5                 1997 Incentive Stock Option Plan          3

         *10.6                 Charles R. Davis' Performance
                               Option Agreement                          2

          10.7                 First National Bank Loan Document         2

          10.8                 Branch Banking & Trust Loan Document      2

          10.9                 Asset Purchase Agreement Awards & Gifts   2

          *10.10               1999 Stock Option Plan                    4

          *10.11               2000 Stock Option Plan                    5

          27                   Financial Data Schedule                   6

1. Incorporated by reference to the Company's registration statement on Form 10, file number 0-21717, filed in Washington, D.C.

2. Incorporated by reference to the Company's registration statement of Form 10-Q for the quarter ended September 30, 1998, filed in Washington, D.C.

3. Incorporated by reference to the Company's registration statement of Form 10-K for the year ended December 31, 1998 filed in Washington, D. C.

4. Incorporated by reference to the Company's proxy statement, filed in Washington D.C. on May 10, 1999.

5. Incorporated by reference to the Company's proxy statement, filed in Washington D.C. on April 24, 2000.

6.   Filed herewith.

*Compensatory Plan.

(b)    Reports on Form 8-K
       None

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CASCO INTERNATIONAL, INC.
                                   Registrant

Date:    May 8, 2000               By:   /s/ Jeffrey A. Ross
                                         -------------------
                                             Jeffrey A. Ross
                                             Principal Financial and
                                             Accounting Officer