Form 10-Q
period 2000-06-30
CASCO INTERNATIONAL INC
filed 2000-08-11
CIK 1026792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2000


                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21717

                            CASCO INTERNATIONAL, INC.

         Incorporated - Delaware            I.R.S. Identification No. 56-0526145

               13900 Conlan Circle, Suite 150, Charlotte, NC 28277

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

YES    X NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date 1,783,200 common shares outstanding, each with par value $0.01, as of August 11, 2000.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                      June 30, 2000 and December 31, 1999




                 ASSETS                                2000            1999
                                                  -------------    ------------
                                                    (unaudited)

Current Assets:
     Cash .......................................  $      1,767    $      6,797
     Accounts receivable ........................     2,979,133       4,910,886
     Inventory ..................................     4,615,867       4,714,063
     Prepaid expenses ...........................       912,158       1,033,274
     Deferred tax asset .........................       102,000         102,000
                                                   ------------    ------------

                 Total current assets ...........     8,610,925      10,767,020

Buildings and equipment:
     Buildings ..................................     2,638,115       2,627,727
     Equipment ..................................     3,389,255       3,223,615
                                                   ------------    ------------
                                                      6,027,370       5,851,342
     Less accumulated depreciation ...............   (2,834,637)     (2,540,828)
                                                   ------------    ------------
                                                      3,192,733       3,310,514
Land .............................................      111,468         111,468
                                                   ------------    ------------

                 Total property and equipment, net    3,304,201       3,421,982

Other assets:
     Cost in excess of net assets acquired, net of
     accumulated amortization of $547,645 and
     $479,819 respectively .......................    2,338,424       2,406,250
Other ............................................      762,130         748,376
                                                   ------------    ------------
                                                      3,100,554       3,154,626
                                                   ------------    ------------

TOTAL ASSETS ...................................   $ 15,015,680    $ 17,343,628
                                                   ============    ============


    The accompanying notes are an integral part of the financial statements.


                           CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                      June 30, 2000 and December 31, 1999
                                    Unaudited


     LIABILITIES AND STOCKHOLDERS' EQUITY                2000           1999
                                                     ------------  ------------
                                                      (unaudited)

Liabilities:
     Accounts payable ............................ $    376,118    $    965,112
     Short-term debt obligations .................    1,428,281       2,500,465
     Accrued liabilities .........................      261,455         304,273
     Advanced deposits-current ...................    1,854,785       1,854,785
     Accrued taxes payable .......................         --           355,000
                                                   ------------    ------------
               Total current liabilities .......      3,920,639       5,979,635
                                                   ------------    ------------

Long-term debt ...................................    2,121,188       2,189,716
Advanced deposits-noncurrent .....................    2,303,959       2,402,975
Deferred tax liability ...........................      454,375         533,775
                                                   ------------    ------------

Total Liabilities ...............................     8,800,161      11,106,101
Commitments and contingencies ...................          --              --

Stockholders' equity:
     Preferred Shares:  $.01 par value; authorized
       300,000 shares; none issued and outstanding         --              --
     Common Shares par value $.01, authorized
       5,000,000, issued 1,783,200 ...............       17,832          17,832
     Capital in excess of par value ..............    6,417,586       6,417,586
     Accumulated deficit .........................     (219,899)       (197,891)
                                                   ------------    ------------


                 Total stockholders' equity ......    6,215,519       6,237,527
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......  $ 15,015,680    $ 17,343,628
                                                   ============    ============


    The accompanying notes are an integral part of the financial statements.



                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
      For the three months and the six months ended June 30, 2000 and 1999
                                    Unaudited

                           Three Months                     Six Months
                   ----------------------------    -----------------------------
                       2000            1999            2000            1999
                   ------------    ------------    ------------    -------------

Revenue .......... $  5,354,550    $  5,869,358    $ 10,597,514    $ 11,834,881

Operating costs
  and expenses:

     Cost of goods
      sold .....      2,825,687       3,283,242       5,561,638       6,307,275

     Selling,
      general and
      administrative  2,288,518       2,362,687       4,560,315       4,549,026

     Depreciation and
      amortization      191,619         179,230         380,594         352,755
                      ----------      ----------      ----------      ----------
          Total operating costs and
           expenses   5,305,824       5,825,159      10,502,547      11,209,056

Operating income (loss)  48,726          44,199          94,967         625,825

Other income and (expenses)

     Interest expense . (66,565)        (87,751)       (131,376)       (189,109)
                       ----------     ----------      ----------       ---------
          Total other income and
           (expenses)   (66,565)        (87,751)       (131,376)       (189,109)


Income (loss) before
  income taxes .        (17,839)        (43,552)        (36,409)        436,716

Benefit (provision) for
  income taxes .          7,000          17,350          14,400        (174,750)
                       ---------       ---------       ---------       ---------
Net Income (loss)  $    (10,839)   $    (26,202)   $    (22,009)   $    261,966
                       =========       =========       =========       =========

EARNINGS PER SHARE BASIC AND DILUTIVE

Net Income (loss)  $       0.00    $      (0.01)   $      (0.01)   $       0.15
                       =========       =========       =========       =========

Weighted average
  common shares
  outstanding .       1,783,200       1,783,200       1,783,200       1,783,200
                      ==========      ==========      ==========      ==========


    The accompanying notes are an integral part of the financial statements.


                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2000 and 1999
                                    Unaudited


                                                         2000           1999
                                                     ------------   ------------

Cash flows from operating activities:

     Net (loss)income.............................   $   (22,009)   $   261,966

     Adjustments to reconcile net(loss) income to cash provided by operating activities:

        Depreciation and amortization.............       380,594        352,755
        Deferred provision (benefit)..............       (79,400)       174,750
        Changes in assets and liabilities:
        (Increase) decrease in assets:

           Accounts receivable....................     1,931,753      2,264,742
           Inventory                                      98,196        269,300
           Prepaid expenses and other assets......        88,404         50,706
      Increase (decrease)in liabilities:
           Accounts payable and accrued liabilities     (631,812)    (1,068,364)
           Taxes Payable                                (355,000)          --
           Advance deposits . ....................       (99,016)      (479,728)
                                                       ----------    -----------
            Total adjustments.....................     1,333,719      1,564,161
                                                       ----------    -----------
Net cash provided by operating activities.........     1,311,710      1,826,127
                                                       ----------    -----------
Cash flows from investing activities:
     Payments for purchases of property...........      (176,208)      (228,365)
     and equipment
                                                       ----------    -----------
Cash used in investing activities ................      (176,028)      (228,365)

Cash flows from financing activities:
     Proceeds from debt obligation................     9,738,312      9,228,645
     Principal payments on debt ..................   (10,879,024)   (10,886,730)
                                                     ------------   ------------
Cash used in financing activities.................    (1,140,712)    (1,658,085)

Increase (decrease) in cash ....... ..............        (5,030)       (60,323)
Cash, beginning of period.........................         6,797        107,482
                                                     ------------   ------------
Cash, end of period...............................   $     1,767    $    47,159
                                                     ============   ============
Other Cash Flow Information:
     Cash payments during the year for
      Interest . .................................   $   146,400    $   189,131
      Income taxes, net of refunds................       420,000           --



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

         During the three months ended June 30, 2000, options were granted under the Company's 1999 Incentive Stock Option Plan as shown on the following table. The ending and average market price of the Company's Stock for the three months ended June 30, 2000 was $3.344 and $3.634 respectively.


            Date                        Shares
         Granted or                  Reserved and               Exercise
           Issued                     Exercisable                 Price
------------------------------     ----------------      ----------------------

NON-QUALIFIED STOCK OPTION PLAN
May 30, 2000 ..................          15,000              $    2.875



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999:

         Revenues for the three months ended June 30, 2000 approximated $5.35 million, compared to $5.87 million in revenues for the three months ended June 30, 1999, a decrease of 8.77% or approximately $515,000. The decrease is attributable to some one-time incentive sales in 1999 as well as the Company's decision to exit some low margin specialty accounts.

         Revenues for the six months ended June 30, 2000 approximated $10.60 million, compared to $11.83 million in revenues for the six months ended June 30, 1999, a decrease of 10.46% or approximately $1.24 million. The decrease is attributable to some one-time incentive sales in 1999 as well as the Company's strategic decision to exit some low margin specialty accounts.

         Cost of goods sold for the three months ended June 30, 2000 approximated $2.83 million, compared to approximately $3.28 million of cost of goods sold for the three months ended June 30, 1999, a decrease of 13.94% or approximately $458,000. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold decreased to 52.77% for the three months ended June 30, 2000, from 55.94% for the three months ended June 30, 1999. The 3.17% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to a change in product mix as well as the Company's decision to exit some low margin specialty accounts.

         Cost of goods sold for the six months ended June 30, 2000 approximated $5.56 million, compared to approximately $6.31 million of cost of goods sold for the six months ended June 30, 1999, a decrease of 11.82% or approximately $746,000. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold decreased to 52.48% for the six months ended June 30, 2000, from 53.29% for the six months ended June 30, 1999. The 0.81% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to the Company's strategic decision to exit some low margin specialty accounts.

         Selling, general, and administrative expense for the three months ended June 30, 2000 approximated $2.29 million, compared to $2.36 million for the three months ended June 30, 1999, a decrease of 3.14% or approximately $74,000. The decrease in selling, general, and administrative expense was principally attributable to the decrease in commissions due to the decrease in revenues. As a percentage of revenues, selling, general and administrative increased to 42.74% for the three months ended June 30, 2000, from 40.30% for the three months ended June 30, 1999. The 2.49% increase as a percentage of revenues were principally attributable to the continued expansion of the Company's sales force and the costs associated with preparations to launch the Company's efulfillment subsidiary.

         Selling, general, and administrative expense for the six months ended June 30, 2000 approximated $4.56 million, compared to $4.55 million for the six months ended June 30, 1999, an increase of 0.25% or approximately $11,000. As a percentage of revenues, selling, general and administrative increased to 43.03% for the six months ended June 30, 2000, from 38.44% for the six months ended June 30, 1999. The 4.59% increase as a percentage of revenues were principally attributable to the continued expansion of the Company's sales force and the costs associated with preparations to launch the Company's efulfillment subsidiary.

         Interest expense was approximately $66,500 for the three months ended June 30, 2000, compared to $88,000 for the three months ended June 30, 1999, a decrease of approximately $21,500. For the six months ended June 30, 2000, interest expense was approximately $131,000 compared to approximately $189,000 for the six months ended June 30, 1999, a decrease of approximately $58,000. The decrease in interest expense was primarily due to a decreased average balance on the Company's line of credit and the reduction of the Company's long-term debt. The average outstanding debt for the first six months in 2000 approximated $3.311 million compared to $4.95 million for the first six months in 1999. Additionally, the average interest rate for the first six months in 2000 approximated 8.23% compared to approximately 7.83% for the same period in 1999.

         Depreciation and amortization expense was approximately $192,000 for the three months ended June 30, 2000, compared to $179,000 for the three months ended June 30, 1999, an increase of 6.91% or approximately $12,000. Depreciation and amortization expense was approximately $381,000 and $353,000 for the six months ended June 30, 2000 and 1999 respectively, an increase of 7.89% or approximately $28,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1998.

         Income tax benefit was $14,400 for the six months ended June 30, 2000, compared to an income tax expense of $174,750 for the six months ended June 30, 1999. The provisions for income tax were calculated through the use of estimated income tax rates based upon the income before taxes.

LIQUIDITY AND CAPITAL RESOURCES


         The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility. The Company's primary uses of funds consist of financing inventory, receivables and acquisitions.

        The Company has adopted a growth strategy which will be accomplished through increased efforts of the Company's existing highly trained sales force in order to expand current market share and enter into new markets. Pending raising the necessary capital, the Company is also preparing to launch the Company's efulfillment business.

        The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility, will cover operating expenditures and meet short-term debt obligations exclusive of expenditures required by the Company's proposed efulfillment business. The Company's credit facility is due and payable in full on July 30, 2001. Although the lender has not issued a commitment to do so, the Company's relationship with its lender is favorable and the Company anticipates that the credit facility will be renewed when due.

        On July 30, 1998 the Company entered into an agreement with Awards & Gifts, Inc. ("Awards & Gifts") and Richard W. Terlau, Jr., providing for the purchase of substantially all assets and certain liabilities of Awards & Gifts by the Company. Under the terms of the Asset Purchase Agreement, the assets included Awards & Gifts' customer list, machinery and equipment, inventories, Awards & Gifts' intellectual property assets, prepaid expenses, and a real property lease. The purchase price for the assets was $1.5 million with certain adjustments made for pro-rated items, with $1.3 million paid in cash and a $200,000 promissory note. The note is secured by an Irrevocable Standby Letter of Credit issued by Branch Banking & Trust Company. The purchase price under the Asset Purchase Agreement was determined by arm's length negotiations between the parties based on the market value of the assets purchased and sold. The goodwill acquired in this transaction will be amortized over fifteen years using the straight-line method. The acquisition was financed with proceeds from the Company's revolving credit facility with Branch Banking & Trust Company.

        On October 1, 1998 the Company entered into an agreement with American Awards & Gifts, Inc. ("American Awards and Gifts") and Frank G. and Judith J. McGinnis, providing for the purchase of substantially all assets and certain liabilities of American Awards & Gifts by the Company. Under the terms of the Asset Purchase Agreement, the assets included American Awards & Gifts' customer list, machinery and equipment, tools and dies, inventories, intellectual property assets, and general intangibles, the liabilities included the assumption of certain accounts payable. The purchase price for the assets was $255,177 with $100,000 in cash and a $155,177 promissory note. The purchase price under the Asset Purchase Agreement was determined by arm's length negotiations between the parties based on the market value of the assets purchased and sold. The goodwill acquired in this transaction will be amortized over fifteen years using the straight-line method.

        Management   believes  that  present  resources  will  meet  anticipated requirements for operations of its core business. Additional capital will be required to launch the Company's efullfillment business.

        The Company does not anticipate any material expenditures out of the ordinary course of business for property and equipment during the next twelve months, excluding any expenditures required to launch the Company's efulfillment business. The Company intends to continue its efforts to raise capital for that purpose. There can be no assurance that the funds will be available.

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

         As the results of the Company's growth strategy develop, the effects of seasonality should be diminished. The business segments on which the Company has chosen to focus offer steadier revenue flows, as well as more consistent requirements for working capital.


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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain  statements  contained  in this Form 10-Q  under  "Management's
Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts and "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of
1996) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements include remarks regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) future operating cash flows;
(ii) the Company's financing plans, (iii) the Company's growth strategy, including the expansion of current market share and the entrance into new markets, and (iv) the Company's plans to raise funds to capitalize its efulfillment business. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-Q, including without limitation and information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate changes on its debt obligations. The Company is not exposed to foreign currency exchange rate risk or investment risk.

        Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term debt obligation line of credit. The interest rate on this line of credit is prime plus 1/2 percent. The prime interest rate at June 30, 2000 was 9.50 percent. The Company's line of credit is renewable and negotiable yearly. The fluctuation of the interest rate may increase interest expense if the prime interest rate increases before the line of credit could be renegotiated to a fixed rate loan.

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

ITEM 2:   CHANGES IN SECURITIES
              None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5:   OTHER INFORMATION
              The Company has terminated the engagement of an investment banker, which was to have raised $25 million to fund the Company's efulfillment business. However, the Company intends to continue its efforts to raise capital for that purpose. There can be no assurance that the funds will be available.

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

                                             CASCO INTERNATIONAL, INC.
                                             Registrant

Date:    August 11, 2000                     By:   /s/ Jeffrey A. Ross
                                                   -------------------
                                                       Jeffrey A. Ross
                                                       Principal Financial and
                                                       Accounting Officer