Form 10-Q
period 2000-09-30
CASCO INTERNATIONAL INC
filed 2000-11-14
CIK 1026792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

        (Mark One)
[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended September 30, 2000


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

YES    X        NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date 1,783,200 common shares outstanding, each with par value $0.01, as of November 9, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                    September 30, 2000 and December 31, 1999

                 ASSETS                                 2000            1999
                                                      ---------      ----------
                                                     (unaudited)

Current Assets:

     Cash .......................................  $      5,067    $      6,797
     Accounts receivable ........................     2,932,690       4,910,886
     Inventory ..................................     4,643,366       4,714,063
     Prepaid expenses ...........................     1,014,415       1,033,274
     Deferred tax asset .........................       102,000         102,000
                                                     ----------      ----------

                 Total current assets ...........     8,697,538      10,767,020

Buildings and equipment:
     Buildings ..................................     2,664,065       2,627,727
     Equipment ..................................     3,475,758       3,223,615
                                                    -----------      ----------
                                                      6,139,823       5,851,342
     Less accumulated depreciation ..............    (2,985,888)     (2,540,828)
                                                    -----------      ----------
                                                      3,153,935       3,310,514
Land ............................................       111,468         111,468
                                                    -----------      ----------
                 Total property and equipment, net    3,265,403       3,421,982
Other assets:
     Cost in excess of net assets acquired, net of
     accumulated amortization of $581,558 and
     $479,819 respectively .....................      2,304,511       2,406,250
Other ..........................................        764,648         748,376
                                                    -----------      ----------
                                                      3,069,159       3,154,626
                                                    -----------      ----------
TOTAL ASSETS ...................................   $ 15,032,100    $ 17,343,628
                                                    ===========      ==========



    The accompanying notes are an integral part of the financial statements.


                           CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                                   Unaudited

     LIABILITIES AND STOCKHOLDERS' EQUITY                2000             1999
                                                      -----------     ---------
                                                      (unaudited)

Liabilities:

     Accounts payable ............................ $    474,266    $    965,112
     Short-term debt obligations .................    1,686,504       2,500,465
     Accrued liabilities .........................      147,263         304,273
     Advanced deposits-current ...................    1,854,785       1,854,785
     Accrued taxes payable .......................         --           355,000
                                                     ----------       ---------
                 Total current liabilities .......    4,162,818       5,979,635
                                                     ----------       ---------

Long-term debt ...................................    2,093,066       2,189,716
Advanced deposits-noncurrent .....................    2,434,039       2,402,975
Deferred tax liability ...........................      323,275         533,775
                                                     ----------       ---------
Total Liabilities ................................    9,013,198      11,106,101
Commitments and contingencies ....................         --              --
Stockholders' equity:

     Preferred Shares:  $.01 par value; authorized
       300,000 shares; none issued and outstanding         --              --
     Common Shares par value $.01, authorized
       5,000,000, issued 1,783,200 ...............       17,832          17,832
     Capital in excess of par value ..............    6,417,586       6,417,586
     Accumulated deficit .........................     (416,516)       (197,891)
                                                     ----------       ---------

                 Total stockholders' equity ......    6,018,902       6,237,527
                                                     ----------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....... $ 15,032,100    $ 17,343,628
                                                    ===========      ==========



    The accompanying notes are an integral part of the financial statements.


                           CASCO INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 For the three months and the nine months ended
                          September 30, 2000 and 1999
                                   Unaudited

                                  Three Months               Nine Months
                            -----------------------    ------------------------
                              2000          1999         2000            1999
                            ---------     ---------    ----------    ----------

Revenue .........        $  4,551,050  $  4,268,691  $ 15,148,564  $ 16,103,572

Operating costs and expenses:
     Cost of goods sold     2,323,023     2,258,246     7,884,661     8,565,521
     Selling, general and
      administrative        2,281,980     2,175,653     6,842,295     6,724,679
     Depreciation and
      amortization            190,531       182,954       571,125       535,709
                         ------------  ------------  ------------  ------------
        Total operating
           costs and
           expenses         4,795,534     4,616,853    15,298,081    15,825,909

Operating income (loss) .....(244,484)     (348,162)     (149,517)      277,663

Other income and (expenses)
     Interest expense ........(83,233)     (100,650)     (214,609)     (289,759)
                         ------------  ------------  ------------  ------------
          Total other income
           and (expenses)     (83,233)     (100,650)     (214,609)     (289,759)

Income (loss) before
 income taxes ........       (327,717)     (448,812)     (364,126)      (12,096)
Benefit (provision) for
 income taxes .......         131,100       179,550       145,500         4,800
                         ------------  ------------  ------------  ------------

Net Income (loss) .......$   (196,617) $   (269,262) $   (218,626) $     (7,296)
                         ============  ============  ============  ============


EARNINGS PER SHARE BASIC AND DILUTIVE
Net Income (loss) .......$      (0.11) $      (0.15) $      (0.12) $       0.00
                         ============  ============  ============  ============

Weighted average common
 shares outstanding .       1,783,200     1,783,200     1,783,200     1,783,200
                         ============  ============  ============  ============

    The accompanying notes are an integral part of the financial statements.



                           CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 2000 and 1999
                                   Unaudited
                                                        2000            1999
                                                     ----------      ----------

Cash flows from operating activities:
     Net (loss) income .........................   $   (218,626)   $     (7,296)
     Adjustments to reconcile net (loss) income to cash
        provided by operating activities:
        Depreciation and amortization ..........        571,125         535,709
        Deferred provision (benefit) .. ........       (210,500)         (4,800)
        Changes in assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable .................      1,978,196       2,671,023
           Inventory ...........................         70,697         523,646
           Prepaid expenses and other assets ...        (21,738)        (12,142)
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities    (647,856)     (1,288,896)
           Taxes Payable ...........................   (355,000)           --
           Advance deposits ........................     31,064        (283,080)
                                                      ---------       ---------
             Total adjustments .....................  1,415,988       2,141,460
                                                      ---------       ---------

Net cash provided by operating activities ......      1,197,362       2,134,164
                                                      ---------       ---------

Cash flows from investing activities:
     Payments for purchases of property and equipment  (288,481)       (323,685)
                                                      ---------       ---------
Cash used in investing activities .....................(288,481)       (323,685)

Cash flows from financing activities:
     Proceeds from debt obligation .............     13,962,517      12,968,643
     Principal payments on debt ................    (14,873,128)    (14,861,125)
                                                    -----------     -----------
Cash used in financing activities .....................(910,611)     (1,892,482)

Increase (decrease) in cash .....................        (1,730)        (82,003)
Cash, beginning of period .......................         6,797         107,482
                                                    -----------     -----------

Cash, end of period .............................. $      5,067    $     25,479
                                                    ===========     ===========

Other Cash Flow Information:
     Cash payments during the year for:
        Interest ..................................$     87,803    $    275,986
        Income taxes, net of refunds ..............     420,000          23,418


    The accompanying notes are an integral part of the financial statements.

                           CASCO INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                   Unaudited

     The accompanying financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

     During the three months ended September 30, 2000, options were granted under the Company's 2000 Incentive Stock Option Plan as shown on the following table. The ending and average market price of the Company's Stock for the three months ended September 30, 2000 was $1.406 and $2.507 respectively.


                Date                    Shares
             Granted or              Reserved and           Exercise
               Issued                Exercisable              Price
-----------------------------     -------------------     --------------

NON-QUALIFIED STOCK OPTION PLAN
July 31, 2000                           5,000                 $2.61


     Effects of Recent Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidance in SAB 101 must be adopted during the fourth quarter of fiscal 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has not completed its evaluation of the effects, if any, that SAB 101 will have on its income statement presentation, operating results, or financial position.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999:

        Revenues for the three months ended September 30, 2000 approximated $4.55 million, compared to $4.27 million in revenues for the three months ended September 30, 1999, an increase of 6.6% or approximately $280,000. The increase is attributable to new customers in the new markets with employed account managers.

        Revenues for the nine months ended September 30, 2000 approximated $15.15 million, compared to $16.10 million in revenues for the nine months ended September 30, 1999, a decrease of 5.93% or approximately $955,000. The decrease is attributable to some one-time incentive sales in 1999 as well as the Company's strategic decision to exit some low margin specialty accounts.

     Cost of goods sold for the three months ended September 30, 2000 approximated $2.32 million, compared to approximately $2.26 million of cost of goods sold for the three months ended September 30, 1999, an increase of 2.87% or approximately $65,000. The increase in cost of goods sold was attributable to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 51.04% for the three months ended September 30, 2000, from 52.90% for the three months ended September 30, 1999. The 1.86% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to a change in product mix as well as the Company's decision to exit some low margin specialty accounts.

     Cost of goods sold for the nine months ended September 30, 2000 approximated $7.88 million, compared to approximately $8.57 million of cost of goods sold for the nine months ended September 30, 1999, a decrease of 7.95% or approximately $681,000. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold decreased to 52.05% for the nine months ended September 30, 2000, from 53.19% for the nine months ended September 30, 1999. The 1.14% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to a change in product mix as well as the Company's strategic decision to exit some low margin specialty accounts.

     Selling, general, and administrative expense for the three months ended September 30, 2000 approximated $2.28 million, compared to $2.18 million for the three months ended September 30, 1999, an increase of 4.89% or approximately $106,000. The increase in selling, general, and administrative expense was principally attributable to the expansion of the internal sales force. As a percentage of revenues, selling, general and administrative decreased to 50.14% for the three months ended September 30, 2000, from 50.97% for the three months ended September 30, 1999. The 0.83% decrease as a percentage of revenues was principally attributable to the increased revenues generated by the internal sales force.

     Selling, general, and administrative expense for the nine months ended September 30, 2000 approximated $6.84 million, compared to $6.72 million for the nine months ended September 30, 1999, an increase of 1.75% or approximately $118,000. As a percentage of revenues, selling, general and administrative increased to 45.17% for the nine months ended September 30, 2000, from 41.76% for the nine months ended September 30, 1999. The 3.41% increase as a percentage of revenues were principally attributable to the continued expansion of the Company's sales force and the costs associated with preparations to launch the Company's efulfillment subsidiary.

     Interest expense was approximately $83,000 for the three months ended September 30, 2000, compared to $101,000 for the three months ended September 30, 1999, a decrease of approximately $18,000. For the nine months ended September 30, 2000, interest expense was approximately $215,000 compared to approximately $290,000 for the nine months ended September 30, 1999, a decrease of approximately $75,000. The decrease in interest expense was primarily due to a decreased average balance on the Company's line of credit and the reduction of the Company's long-term debt. The average outstanding debt for the first nine months in 2000 approximated $3.4 million compared to $4.7 million for the first nine months in 1999. Additionally, the average interest rate for the first nine months in 2000 approximated 8.32% compared to approximately 7.86% for the same period in 1999.

     Depreciation and amortization expense was approximately $191,000 for the three months ended September 30, 2000, compared to $183,000 for the three months ended September 30, 1999, an increase of 4.14% or approximately $8,000. Depreciation and amortization expense was approximately $571,000 and $536,000 for the nine months ended September 30, 2000 and 1999 respectively, an increase of 6.61% or approximately $35,000. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1999 and 1998.

     Income tax benefit was $145,500 for the nine months ended September 30, 2000, compared to an income tax benefit of $4,800 for the nine months ended September 30, 1999. The provisions for income tax were calculated through the use of estimated income tax rates based upon the income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility. The Company's primary uses of funds consist of financing inventory, receivables and acquisitions.

     The Company has adopted a growth strategy which will be accomplished through increased efforts of the Company's existing highly trained sales force in order to expand current market share and enter into new markets. The Company has determined not to pursue development of an e-fulfillment business at this time and has tabled its efforts to raise funds for that purpose.

     The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility, will cover operating expenditures and meet short-term debt obligations. The Company's credit facility is due and payable in full on July 30, 2001. Although the lender has not issued a commitment to do so, the Company's relationship with its lender is favorable and the Company anticipates that the credit facility will be renewed when due.

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

     The Company does not anticipate any material expenditures out of the ordinary course of business for property and equipment during the next twelve months. There can be no assurance that the funds will be available.

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


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts and "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of
1996) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Those statements include remarks regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) future operating cash flows; and (ii) the Company's growth strategy, including the expansion of current market share and the entrance into new markets. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-Q, including without limitation and information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes on its debt obligations. The Company is not exposed to foreign currency exchange rate risk or investment risk.

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term debt obligation line of credit. The interest rate on this line of credit is prime plus 1/2 percent. The prime interest rate at September 30, 2000 was 9.50 percent. The Company's line of credit is renewable and negotiable yearly. The fluctuation of the interest rate may increase interest expense if the prime interest rate increases before the line of credit could be renegotiated to a fixed rate loan.


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

                                          CASCO INTERNATIONAL, INC.
                                          Registrant

Date:   November 9, 2000                  By:   /s/ Jeffrey A. Ross
                                                -------------------
                                                    Jeffrey A. Ross
                                                    Principal Financial and
                                                    Accounting Officer