Form 10-K
period 2000-12-31
CASCO INTERNATIONAL INC
filed 2001-03-30
CIK 1026792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K



               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                 ..................to.........................


                   For the fiscal year ended December 31, 2000

                         Commission File Number 0-21717
                            CASCO INTERNATIONAL, INC.
                            -------------------------
             (Exact Name of Registrant as specified in its charter)

            Delaware                               56-0526145
-------------------------------              ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


               13900 Conlan Circle, Suite 150, Charlotte, NC 28277
               ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of March 29, 2001 was $9,138,900 (computed by reference to the average bid and asked prices of such shares on such date).

Number of Common Shares, each with $0.01 par value, of the Registrant outstanding as of date: March 29, 2001: 1,774,186 Common Shares.


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

MERCHANDISE SELECTION AND BROCHURES

     The Company's programs feature brand name merchandise from industry leading manufacturers such as Sony, Philips Magnavox, Waterford, Bulova, Canon, and Bushnell and Black & Decker. The items in a client's program are separated into various price levels, thus allowing the client to select price levels that fit their budget. Featured in full color brochures, items are presented by award level.

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

FULFILLMENT

     In 2000 the Company engaged an investment banker to assist it in raising capital to fund a subsidiary of the company in the business of providing fulfillment services to ecommerce businesses. At this time the Company has determined not to pursue development of an e-fulfillment business and had tabled its efforts to raise funds for that purpose.

CLIENTS

     The Company's client list represents a wide spectrum of performance driven organizations throughout the United States. The Company's cross section of industry representation minimizes cyclical downturns traditionally found in industry specific business models. The client list includes DuPont, Pfizer, Huntington National Bank and Intel.

LARGE CUSTOMERS

     The Company has relationships with certain customers that the loss of these cusomters could have a material adverse effect on the Company. No one individual customer accounts for greater than 10% of the Company's total revenue. See SK101(c)(viii)

BACKLOG

     As of March 20, 2001 the Company had a backlog of orders totaling $1,098,025 compared to a backlog of $1,098,615 on March 20, 2000. All of these orders are expected to ship within the next thirty day period.

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

SALES AND MARKETING

     In 2000, the Company revamped its sales and marketing strategy. It has differentiated itself from the competition, which markets corporate symbolism to personal recognition, which combines corporate symbolism and individual recognition. The Company clearly defined and identified target prospects in strategic markets across the country. The Company's mission is: "To have the best trained, most responsive, performance based sales force in America." The Company plans on accomplishing these initiatives by utilizing a fully staffed inside sales group, employee full time sales representatives and the use of independent sales representatives throughout the country.

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

EMPLOYEES

     As of March 15, 2001 the Company employed a total of 120 regular employees. The number of seasonal employees fluctuated during 2000 from a low of 5 to a high of 43 in the months of November, December and January when the Company generates approximately thirty six percent of its revenues and most of its profits. As a result, the Company's working capital requirements are highest during November and December. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be excellent. As of March 15, 2001, the Company's health care plan covered 93 of its employees.

ITEM 2.   PROPERTIES.


                                                                          Owned
         Location                        Use               Size           Leased
         --------                        ---               ----           ------
Shelby, North Carolina .........   Warehouse & Office   134,000 sq. ft.   Owned
Charlotte, North Carolina ......   Office               10,000 sq. ft.    Leased
Shelby, North Carolina .........   Warehouse Outlet     4,000 sq. ft.     Leased

     These facilities are located in appropriately designed buildings which are kept in good repair. The property owned by the Company is pledged to a lender.

ITEM 3.      LEGAL PROCEEDINGS.

     The Company is not involved in any material pending legal proceedings, other than ordinary, routine litigation incidental to its business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The Company's common stock and warrants trade on The Nasdaq SmallCap Market under the symbols "CASC" and "CASCW". The following table sets forth, for the periods indicated, the high and the low bid prices for shares of the Company's common stock and warrants. Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                                   Trade Price
Calendar Year Ended December               2000                     1999
                                     ----------------        -----------------
                                      High        Low         High        Low

Fourth Quarter
     CASC ...................         1.250       1.156       3.500       1.625
     CASCW ..................         0.219       0.031       0.688       0.281
Third Quarter
     CASC ...................         1.625       1.406       4.500       1.750
     CASCW ...................        0.594       0.250       1.094       0.406
Second Quarter
     CASC ....................        3.344       3.344       2.125       0.813
     CASCW ...................        1.125       0.375       0.500       0.188
First Quarter
     CASC ....................        4.719       4.469       1.750       0.875
     CASCW ...................        1.625       0.281       0.438       0.250

     As of March 29, 2001, the Company had approximately 551 holders of record of its Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.
(In thousands, except per share data)

                            Year       Year        Year       Year      Year
                            Ended      Ended       Ended      Ended     Ended
                           December   December    December   December  December
                              31,        31,         31,        31,       31,
                         -------------------------------------------------------
                             2000       1999        1998       1997      1996
                         -------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues .............  $    23,545  $  24,199   $  21,718  $  19,333  $ 21,959
Costs and expenses ..        22,952     23,549      22,102     20,007    22,542
                         -----------  ---------   ---------  ---------  --------

Income (loss) before income taxes and
    cumulative effect of change in
    accounting principle        593        650        (384)      (674)     (583)
Benefit (Provision) for
    income taxes               (252)      (293)        146        256       195
                         -----------  ----------  ---------- ---------  --------

Income (loss) before extraordinary gain and
     cumulative effect of change in
     accounting principle       341        357        (238)      (418)     (388)
Cumulative effect of change in
     accounting principle *      --         --          --         --       597
Extraordinary gain on
     retirement of debt          --         --         930         --        --
                         -----------  --------   ---------  --------- ---------

Net income (loss)       $       341        357         692       (418)      209
                         ===========  ========   =========  ========= =========


PRO FORMA PER SHARE DATA:
Income (loss) before cumulative effect of
    change in accounting
    principle           $      0.19   $   0.20     $ (0.13) $   (0.34) $  (0.39)
Cumulative effect of change in accounting
    principle                    --         --          --         --      0.59
Extraordinary gain on
    retirement of debt           --         --          --         --      0.52
                         -----------  --------   ---------  --------- ---------

Income (loss) per
    common share        $      0.19       0.20        0.39      (0.34)     0.20
                         ===========  ========   =========  ========= =========

Weighted average common and common
    equivalent shares     1,782,237  1,783,200   1,783,200  1,225,447 1,003,431
                         =========== =========   =========  ========= =========

*In 1996, the Company changed its method of accounting for the recognition of revenues relating to advanced deposits. Effective with the change, revenues are recognized over the course of the programs based on the Company's historical and expected redemption percentages. The effect of the accounting change in 1996 was to increase income before income taxes and cumulative effect of change in accounting principle by $209,190.

BALANCE SHEET DATA:
Working capital ....  $  4,920  $  4,787  $  4,606  $  7,202   $ 5,025

Total assets .......    16,544    17,344    18,843    16,148    18,249

Long-term debt .....     2,054     2,190     2,413     4,900     4,125

Stockholders' equity     6,560     6,237     5,880     5,188     3,328

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes contained elsewhere herein. The Company's results of operations have been, and in certain cases are expected to continue to be, affected by certain general factors.

CAUTIONARY STATEMENT

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in other sections of this Annual Report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts including, without limitation, not discussed its ability to grow through acquisition and strategic alliances and through expanding its current market share and entering new markets, the adequacy of the company's cash resources to fund its current operations, the decreased effect of seasonality on the Company the anticipated renewal of the Company's credit facility, the Company's expectation with respect to expenditures for property and equipment, and the Company's expectations with respect to the diminished effect of seasonality on its business are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the competitive conditions that currently exist in the Company's industry, which could adversely impact sales and erode gross margins; (ii) many of the Company's competitors are significantly larger and better capitalized than the Company; (iii) the Company's loan agreement contains a number of significant covenants that restrict the ability of the Company to engage in certain activities, including the payment of dividends and requires that the Company maintain specified financial ratios, including a minimum capital base, and minimum pretax profits from operations; and (iv) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's profitability. The foregoing list should not be construed as exhaustive and the Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

     The table below sets forth certain financial data expressed as a percentage of revenues (Percentage may not total 100% due to rounding):

                                                 Percentage of Revenues
                                        ---------------------------------------

                                           Twelve      Twelve        Twelve
                                           Months      Months        Months
                                            Ended       Ended        Ended
                                        December 31,  December 31, December 31,
                                            2000         1999         1998
                                        ---------------------------------------

Total revenue ..........................     100.0%     100.0%      100.0%
Cost of goods sold .....................      53.7%      55.0%       58.6%
                                              -----      -----       -----


Gross profit ...........................      46.3%      45.0%       41.4%
Selling, general, and administrative ...      39.3%      37.8%       38.6%
Interest ...............................       1.3%       1.5%        1.6%
Depreciation and amortization ..........       3.2%       3.0%        2.4%
Loss on Sale of Building ...............        --         --         0.7%
                                              -----      -----       -----
                                              -----      -----       -----

Income (loss) from continuing operations
before income taxes ....................       2.5%       2.7%       (1.7%)
                                              =====      =====       =====


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

     Revenues for the year ended December 31, 2000 approximated $23.5 million, compared to $24.2 million in revenues for the year ended December 31, 1999, a decrease of 2.7% or approximately $654,000. The decrease is attributable to one-time incentive sales in 1999 that did not repeat in 2000 as well as the Company's strategic decision to exit some low margin specialty accounts and the continued decline in the holiday revenue.

     Cost of goods sold for the year ended December 31, 2000 approximated $12.6 million, compared to approximately $13.3 million of cost of goods sold for the year ended December 31, 1999, a decrease of 5.1% or approximately $683,000. The decrease in cost of goods sold was attributable to the decrease in revenues. As a percentage of revenues, cost of goods sold decreased to 54% in 2000 from 55% in 1999. The 1.0% decrease in cost of goods sold was principally attributable to a change in product mix, as well as increased sales in new programs.

     Selling, general, and administrative expense for the year ended December 31, 2000 approximated $9.3 million, compared to approximately $9.1 million for the year ended December 31, 1999, an increase of 1.3% or approximately $118,000. The increase in selling, general and administrative expenses was due to the expansion of the employee based sales force as well as the expansion of the marketing department. As a percentage of revenues, selling, general and administrative increased to 39.3% in 2000 from 37.8% in 1999. The 1.5% increase as a percentage of revenues was principally attributable to the expansion of the employee based sales force into new markets.

     Interest expense was approximately $302,000 for the year ended December 31, 2000, compared to $372,000 for the year ended December 31, 1999, a decrease of 18.9% or approximately $70,500. The decrease was attributable to a lower average outstanding debt by month in 2000. The average outstanding debt by month in 2000 approximated $3.6 million compared to $4.7 million for 1999. Additionally, the average interest rate for 2000 approximated 8.39% compared to approximately 7.94% for 1999.

     Depreciation and amortization expense was approximately $761,300 for the year ended December 31, 2000, compared to $722,100 for the year ended December 31, 1999, an increase of 5.43% or approximately $39,200. The increase in depreciation and amortization expense was principally attributable to the depreciation of newly acquired assets in 1999 and 1998.

     Income tax provision was $252,000 for the year ended December 31, 2000, compared to an income tax provision of $293,000 for the year ended December 31, 1999. The provisions for income tax were calculated through the use of estimated income tax rates based upon the income before income taxes.

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

     Net working capital increased to $4,920,000 as of December 31, 2000 from net working capital of $4,787,000 as of December 31, 1999. The increase was primarily attributed to the Company's ability to pay down its line of credit during 2000.

     The Company has adopted a growth strategy which will be accomplished through increased efforts of the Company's existing highly trained sales force and the use of independent field representatives in order to expand current market share and enter into new markets. As a result of a change in market conditions, the Company discontinued its efforts to enter the e-fulfillment business.

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

     Current assets decreased approximately $429,000 due mostly from decreases in inventory ($398,000). The decrease in inventory is due to an improved purchasing strategy coupled with an improved processing and inventory ordering system. Current liabilities decreased approximately $562,000 due mostly from decreases in short-term debt obligations ($642,000), and accounts payable and accrued liabilities ($451,000), and taxes payable ($230,000) offset by an increase of advance deposits ($760,765). The decrease in short-term debt obligations was due to the pay down of the line of credit from the excess cash generated from operations. The decrease in accounts payable was due to the decreased inventory purchases. The increase in advance deposits was due to the change in the mix of prepaid deposits from noncurrent to current.

     Cash decreased approximately $2,200. Net cash provided from operating activities was approximately $1,136,000. Net cash used in investing activities was approximately $343,000 due to payments for purchases of new information systems. Net cash used by financing activities was approximately $795,000, which was due to the reduction on the line of credit and the purchase of 9,014 shares of Company stock at $2 per share..

     The Company does not anticipate any material expenditures for property and equipment during the next twelve months, out of the ordinary course of business. Management believes that present resources will meet anticipated requirements for its current operations.

     The Company is aware of no trends or demands, commitments or uncertainties that will result in, or that management believes are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way in the short term. The Company is concerned with the uncertainty of the economy and the uncertainty of the increased unemployment rates in recent months. If these trends would continue it could affect the liquidity in an adverse way over an extended period of time. The Company is aware of no legal or other contingencies, the effect of which are believed by management to be reasonably likely to have a material adverse effect on the Company's financial statements.

SEASONALITY

     The Company's business is highly seasonal, with approximately 36% of its revenues and most of its profits recorded in the months of November, December, and January. As a result, the Company's working capital requirements are highest during November and December when the combination of receivables and inventory are at peak levels. The Company typically experiences losses in its second and third quarters.

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

     The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term debt obligation line of credit. The interest rate on this line of credit is prime plus 1/2 percent. The prime interest rate at December 31, 2000 was 9.5 percent compared to 8.5 percent at December 31, 1999. The Company's line of credit is renewable and negotiable yearly. The fluctuation of the interest rate may increase interest expense if the prime interest rate increases.

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

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth certain information concerning the directors and executive officers of the Company:

                                                                 Director or
                                                                  Executive
       Name           Age          Position                     Officer Since
       ----           ---          --------                     -------------
S. Robert Davis (1)    62   Chairman of the Board                   1990

Charles R. Davis (1)   39   President and Director                  1990

Jeffrey A. Ross ....   33   Chief Financial Officer and Secretary   1996

David J. Richards ..   48   Director                                1997

Michael P. Beauchamp   54   Director                                1997

Randall J. Asmo ....   36   Director                                1999

Rodney L. Taylor ...   45   Director                                1999

Philip Shasteen ....   52   Director                                2000

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

     CHARLES R. DAVIS was elected President of the Company in September 1992. Additionally, during the past five years Mr. Davis has been an investor and been an officer of several private businesses involving the developing, sale and/or leasing of real estate but devotes substantially all of his business time to the Company. He is also a director of Media Source.

     JEFFREY A. ROSS is a certified public accountant. He joined the Company as its controller in June 1993. Mr. Ross was employed as an accountant by Hausser + Taylor, LLP a large public accounting and consulting firm from September 1989, until June 1993.

     DAVID J. RICHARDS is Chief Executive Officer and President of Preventive Imaging Technologies, Inc. Preventive Imaging Technologies, Inc., is not a parent, subsidiary or other affiliate of the Company.

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

     RODNEY L. TAYLOR was elected Director on February 19, 1999. He currently serves as General Manager of Family Ford Lincoln Mercury in Columbus, Ohio a position he assumed in 1997. From 1994 to 1997 Mr. Taylor was General Sales Manager at Bobb Chevrolet. Additionally, Mr. Taylor also owned an automotive and equipment leasing company based out of Columbus, OH.

     PHILIP M. SHASTEEN was elected Director on March 22, 2000. Since 1992 he has been an attorney with and shareholder and director of Johnson Blakely Pope Bokor Ruppel & Burns, P.A., a law firm located in Tampa, Florida. He is also a director of Dixon Ticonderoga Company, an American Stock Exchange traded company.

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

     Based solely upon a review of such forms furnished to the Company pursuant to Rule16a-3 under the Exchange Act, the Company believes that all such forms required to be filed pursuant to Section 16 (a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same, except that Mr. Shasteen was delinquent in the filing of his Form 3 when he became a board member.

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

EXECUTIVE COMPENSATION

     The following table shows, for the fiscal years ended December 31, 2000, 1999, and 1998 the cash compensation paid by the Company, as well as certain other compensation paid for those years to the Company's President and Chief Executive Officer (the "Named Executive Officer"). No other executive officers serving as such during and at the end of the Company's last fiscal year had total salary and bonus that exceeded $100,000. None of the Company's executive officers have employment agreements with the Company.


                               Summary Compensation Table

                                    Annual Compensation             Long-Term
                                                                   Compensation
                          ---------------------------------------  ------------
        Name and                                      Other Annual  Securities
   Principal Position     Year    Salary       Bonus  Compensation  Underlying
   ------------------    ----    ------       -----  ------------  Options (1)
                                                                   ------------

Charles R. Davis ......   2000   $250,000     $25,000        $0              0
President and .........   1999   $250,000     $     0        $0        200,000
Chief Executive Officer   1998   $178,325     $     0        $0         50,000


(1) Stock options previously granted to the named the Executive Officer, by their terms, automatically adjust to reflect certain changes in the outstanding Common Shares of the Company, including stock dividends.


                     Stock Option Grants in Last Fiscal Year
-------------------------------------------------------------------------------

                        Individual Grants
               ----------------------------------------
                                                        Potential Realized Value
                                                               at Assumed Annual
                                                                Rates of Stock
               Number of    % of Total                        Price Appreciation
               Underlying Options Granted to   Exercise              for Option
                 Options     Employees          Price    Expiration     Term
        Name     Granted      in 1999          per Share    Date     5%      10%
        ----     -------      -------          ---------    ----     --      ---

Charles R. Davis    0            0                N/A        N/A    N/A      N/A


             Aggregated Options/SAR Exercises with Last Fiscal Year
                     And Fiscal Year End Options/SAR Values

                                 Number of Shares      Value of Unexercised
            Shares            Underlying Unexercised        In-the-Money
           Acquired              Options at FY-End        Options at FY-End
              on      Value     -----------------        -----------------
    Name  Exercised Realized Exercisable Unexercisable Exercisable Unexercisable
    ----  --------- -------- ----------- ------------- ----------- -------------

Charles R.
Davis       None      N/A      287,800        0           0               N/A

STOCK OPTION PLANS

     The Company has adopted a 1996 Incentive Stock Option Plan, a 1997, 1999 and 2000 Employee Stock Option Plans (the "Plans") which provide for the grant, at the discretion of the Board of Directors, of options to purchase up to 85,000 and 150,000 and 600,000 and 100,000 shares, respectively, of Common Stock to key employees of the Company. Under the 1999 Plans it is intended that options granted under the Plans qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The selection of participants, allotment of shares, determination of exercise price and other considerations relating to the grant of options under the Plans is determined by the Board of Directors, at its discretion. Options granted under the Plans are exercisable for a period of up to ten years after the date of grant at an exercise price which is not less than the fair market value of the shares on the date of grant, except that the term of an incentive stock option granted under the Incentive Plans to a shareholder owning more than 10% of the outstanding shares may not exceed five years and its exercise price may not be less than 110% of the fair market value of the shares on the date of grant. In January, 1997, the Company granted options under the 1996 Incentive Plan to purchase 31,860 shares of Common Stock at a purchase price of $3.7037 per share, on two different occasions in March 1997, the Company granted options under the 1997 Employee Plan to purchase 40,000 shares of Common Stock at a purchase price of $3.50 per share and 5,000 shares of Common Stock at a purchase price of $3.7037 per share. In December 1997, the Company granted options under the Incentive Plan to purchase 13,000 shares of Common Stock at a purchase price of $3.0625 per share. On four different occasions in 1998 the Company granted options under the 1997 Incentive Stock Option Plan. In January 1998, the Company granted 70,000 shares of Common Stock at a purchase price of $2.875 per share. On March 3, 1998, the Company granted options to purchase 40,000 shares of Common Stock at a purchase price of $2.8125 per share. On March 10, 1998, the Company granted options to purchase 3,000 shares of common stock at a purchase price of $3.00 per share. On April 1, 1998, the Company granted options to purchase 6,000 shares of Common Stock at a purchase price of $3.50 per share. On one occasion in 1998 the Company granted options under the 1998 Incentive Stock Option Plan. In October, the Company granted options to purchase 5,000 shares of Common Stock at a purchase price of $1.00 per share. In May 1999, the Company granted options to purchase 396,500 shares of Common Stock at a purchase price of $1.75 per share under the 1999 Incentive plan and options to purchase 15,000 shares of Common Stock under the 1997 Incentive plan at a purchase price of $1.75 per share. In October 1999, the Company granted options to purchase 10,000 shares of Common Stock under the 1999 Incentive plan at a purchase price of $2.3800 per share. In January 2000, the Company granted options to purchase 20,000 shares of Common Stock under the 1999 Incentive plan at a purchase price of $2.06 per share. In February 2000, the Company granted options to purchase 20,000 shares of Common Stock under the 1999 Incentive plan at a purchase price of $2.13 per share. In March 2000, the Company granted options to purchase 20,000 shares of Common Stock under the 1999 Incentive plan at a purchase price of $3.97 per share. In April 2000, the Company granted options to purchase 10,000 shares of Common Stock under the 1999 Incentive plan at a purchase price of $4.13 per share and 1,000 shares of Common Stock under the 1999 Incentive Plan at a purchase price of $4.24 per share . In July 2000, the Company granted options to purchase 5,000 shares of Common Stock under the 2000 Incentive plan at a purchase price of $2.61 per share. Options currently outstanding under the 1996 Incentive Plan are not exercisable until the expiration of one year after the date of grant. Options currently outstanding under the 1997 and 1999 and 2000 Incentive Plan are exercisable based on the following schedule.

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

     Options currently outstanding under the 1999 and 2000 Incentive Plan are not exercisable until the expiration of six months after the date of grant.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Company's committees are its Compensation Committee, Audit Committee and a committee formed in 2000 to evaluate an offer from Messers. S. Robert Davis and Charles R. Davis to acquire the company. During 2000, the Compensation Committee consisted of S. Robert Davis, David J. Richards, and Michael P. Beauchamp. Neither Mr. Davis, Mr. Richards or Mr. Beauchamp serves as an employee of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Under the Rules of the Securities and Exchange Commission, the Company is required to provide certain information concerning compensation provided to the Company's Chief Executive Officer and its executive officers. The disclosure requirements for the executive officers include the use of tables in a report of the committee responsible for compensation decisions for the named executive officers, explaining the rationale and considerations that lead to those compensation decisions. Therefore, the Compensation Committee of the Board of Directors has prepared the following report for inclusion in this Annual Report.

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

     The Compensation Committee utilizes the policies and consideration enumerated above with respect to compensation decisions regarding the President, Charles R. Davis. Mr. Davis' 2000 base salary and bonus was determined primarily by reference to historical compensation, scope of responsibility, and the Company's desire to retain his services. The Compensation Committee believes its compensation policies with respect to the Company's executive officers promote the interests of the Company and its shareholders through current motivation of the executive officers coupled with an emphasis on the Company's long-term success.

                                                     Compensation Committee:
                                                     S. Robert Davis
                                                     David J. Richards
                                                     Michael P. Beauchamp

Price Performance Graph

     The following graph represents a comparison of the cumulative total shareholder return on the Common Stock, assuming dividend reinvestment, with The NASDAQ Composite Index and The NASDAQ Industrial Index. This graph assumes that $100 was invested on January 15, 1997, the first day of trading after the effective date of the spin-off of the Company from Pages, Inc., its former parent. The Company paid an 8 percent stock dividend on August 1, 1997, which was included in the 1997 total shareholder return. The stock price performance shown below is not necessarily indicative of future performance.



 CASCO            1/15/97    6/30/97    12/31/97     6/30/98   12/31/98
                  100        149.00     90.00        80.00      52.00

                  6/30/99    12/31/99   3/31/00      6/30/00    9/30/00
                  63.00      68.00      146.00       110.00     46.00

                  12/31/00
                  39.00

Nasdaq            1/15/97    6/30/97    12/31/97     6/30/98   12/31/98
Composite         100        108.00     117.69       142.00     164.39

                  6/30/99    12/31/99   3/31/00      6/30/00    9/30/00
                  201.00     305.00     343.00       297.00     275.00

                  12/31/00
                  185.00

Nasdaq            1/15/97    6/30/97    12/31/97     6/30/98   12/31/98
Industrials       100        103.00     106.73       117.00     113.99

                  6/30/99    12/31/99   3/31/00      6/30/00    9/30/00
                  143.00     196.00     212.00       184.00     179.00

                  12/31/00
                  130.00



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     The following table sets forth, to the best of the Company's knowledge, certain information with respect to the beneficial ownership of shares of the Company's common stock owned beneficially by (i) each person who beneficially owns more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) and President of the Company (the only executive officers of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 2000, exceeded $100,000) and (iv) all directors and executive officers of the Company as a group:

                                Amount and Nature of                Percent of
Name and Address               Beneficial Ownership (1)              Class (2)
----------------               ------------------------              ---------
S. Robert Davis                        375,820 (3)                       16.0%
15350 Amberly Drive
Suite 2014
Tampa, Florida 33647

Charles R. Davis                       412,066 (4)                       17.5%
4205 East Dixon Blvd.
Shelby, North Carolina 28150

David J. Richards                       65,609 (5)                        2.7%
6189 Memorial Drive
Dublin, OH 43017

Michael P. Beauchamp                    46,480 (5)                        2.0%
7422 Carmel Executive Park
Suite 107
Charlotte, NC 28226

Randall J. Asmo                         61,525 (5)                        2.6%
5720 Avery Road
Dublin, OH 43016

Rodney L. Taylor                        23,000 (5)                        0%*
P. O. Box 725
Marietta, OH 45750

Philip M. Shasteen                      11,713 (5)                        0%*
100 N. Tampa Street
Suite 1800
Tampa, FL 33602

Jeffrey A. Ross                         53,575 (5)                        2.3%
2242 Mt. Isle Harbor Drive
Charlotte, NC 28214

All directors  and  executive
  officers as a group                 1,049,788 (5)                      44.6%
  (8 persons)

*Less than 1%.

1)       Represents sole voting and investment power unless otherwise indicated.

2) Based on 1,774,186 shares of Company common stock outstanding as of December 31, 2000, plus, as to each person listed, that portion of the 572,480 unissued shares of Company common stock subject to outstanding options which may be exercised by such person within the next 60 days; and as to all directors and executive officers as a group, unissued shares of common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

3) Includes 4,714 shares owned by Mr. Davis' wife as to which Mr. Davis disclaims beneficial ownership and includes 110,000 unissued shares of Company Common Stock as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

4) Includes 10,000 shares owned by Mr. Davis' wife and 2,411 shares owned by Mr. Davis' children as to which Mr. Davis disclaims beneficial ownership and includes 287,800 unissued shares of Company common stock as to which Mr. Davis has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

5) The number of shares of Common Stock beneficially owned by all directors and executive officers as a group includes all the shares of Common Stock listed above including 123,500 unissued shares of Common Stock as to which the Company's five non-employee directors have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days, 30,209 shares of Common Stock owned by Mr. Richards, a director of the Company, 11,080 shares of Common Stock owned by Mr. Beauchamp, a director of the Company, and 38,825 shares of Common Stock owned by Mr. Asmo, a director of the Company and 3,000 shares of Common Stock owned by Mr. Taylor, a director of the Company and 1,713 shares of Common Stock beneficially owned by Mr. Shasteen, a director of the Company and 2,095 shares of Common Stock owned by Jeffrey A. Ross, an executive officer of the Company and includes 51,180 unissued shares of Company Common Stock as to which Mr. Ross has the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     Messrs. S. Robert Davis and Charles R. Davis, the Chairman and President, respectively, of the Company have offered to acquire the Company through a cash merger. Messrs. S. Robert and Charles R. Davis have indicated that they may include others in their buyout group. The Special Committee of the outside directors formed to consider the offer has indicated that it will recommend for approval this last offer of $2.10 per share for the outstanding shares of common stock.

     Mr. Shasteen, who joined the company as a director in May, 2000, is a director and shareholder of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A., a law firm which served as legal counsel to the company in 2000 and serves as legal counsel to the Company in 2001.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.   Financial Statements:

            See Index to Financial Statements and Financial Statement Schedule.

       2.   Financial Statement Schedule:


         See Index to Financial Statements and Financial Statement Schedule.

        3.   Exhibits:


         Exhibit                                                      Method
         Number            Description                               of filing
         ------            ------------                              ---------

           1               Underwriting Agreement                           1

           2               Agreement and Plan of Merger                     1

           3 (i) .1        Certificate of Incorporation                     1

           3 (i) .2        Certificate of Amendment to
                           Certificate of Incorporation                     1

           3 (ii)          Bylaws                                           1

           4.1             Form of Stock Certificate                        1

           4.2             Warrant Agreement                                1

           4.3             Form of Warrant Certificate                      3

           4.4             Form of Warrant-R.L. Renck & Company             3

         *10 .1            1996 Incentive Stock Option Plan                 1

         *10.2             Employee Stock Option Plan                       1

         *10 .3            Non-Employee Director Stock Option Plan          1

         *10.4             Amendment to 1996 Incentive Stock Option Plan    2

         *10.5             1997 Incentive Stock Option Plan                 3

         *10.6             Charles R. Davis' Performance Option Agreement   2

          10.7             First National Bank Loan Document                2

          10.8             Branch Banking and Trust Loan Document           2

          10.9             Asset Purchase Agreement Awards & Gifts          2

         *10.10            1999 Stock Option Plan                           4

         *10.11            2000 Stock Option Plan                           4

1.   Incorporated by reference to the Company's  registration  statement on Form
     10,    file    number     0-21717,     filed    in     Washington,     D.C.

2. Incorporated by reference to the Company's registration statement of Form 10-Q for the quarter ended September 30, 1998, filed in Washington, D.C.


3. Incorporated by reference to the Company's registration statement of Form 10-K for the year ended December 31, 1999 filed in Washington, D. C.


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

                                        CASCO INTERNATIONAL, INC.
                                        (Registrant)


Dated:       March 29, 2001              By:    /s/ Charles R. Davis
             -------------------------   -------------------------------------
                                                    Charles R. Davis
                                                    President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the
Registrant   and   in   the    capacities   and   on   the   dates    indicated.


Dated:       March 29, 2001               By:    /s/ S. Robert Davis
             -------------------------    --------------------------------------
                                                     S. Robert Davis
                                                     Chairman of the Board,
                                                     and Director


Dated:       March 29, 2001                By:    /s/ Charles R. Davis
             -------------------------     -------------------------------------
                                                      Charles R. Davis
                                                      President, and Director
                                                      (Principal Executive
                                                        Officer)


Dated:       March 29, 2001                By:    /s/ Randall J. Asmo
             -------------------------     -------------------------------------
                                                      Randall J. Asmo
                                                      Director


Dated:       March 29, 2001                By:    /s/ Michael P. Beauchamp
             -------------------------     -------------------------------------
                                                      Michael P. Beauchamp
                                                      Director


Dated:       March 29, 2001                By:    /s/ David J. Richards
             -------------------------     -------------------------------------
                                                      David J. Richards
                                                      Director

Dated:       March 29, 2001                By:    /s/ Rodney L. Taylor
             -------------------------     -------------------------------------
                                                      Rodney L. Taylor
                                                      Director


Dated:       March 29, 2001                 By:    /s/ Philip M. Shasteen
             -------------------------      ------------------------------------
                                                       Philip M. Shasteen
                                                       Director


Dated:       March 29, 2001                 By:    /s/ Jeffrey A. Ross
             -------------------------      ------------------------------------
                                                       Jeffrey A. Ross
                                                       Chief Financial Officer,
                                                         and Secretary
                                                      (Principal Accounting and
                                                       Financial Officer)

                            CASCO INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Independent Auditors' Report--                                              28
         Hausser + Taylor LLP - for the years ended December 31, 2000,
                1999 and 1998.

Statements of operations--                                                  29
         Years ended December 31, 2000, 1999 and 1998.

Balance sheets--                                                            30
         December 31, 2000 and December 31, 1999.

Statements of cash flows--                                                  32
         Years ended December 31, 2000, 1999 and 1998.

Statements of stockholders' equity--                                        33
         Years ended December 31, 2000, 1999 and 1998.

Notes to the financial statements--                                         34
         Years ended December 31, 2000, 1999 and 1998.

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of CASCO INTERNATIONAL, INC.
Shelby, North Carolina

We have audited the accompanying balance sheets of CASCO INTERNATIONAL, INC., (the "Company"), as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.


                                                  /s/ Hausser +  Taylor LLP

Columbus, Ohio
March 19, 2001



                            CASCO INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
              For the years ended December 31, 2000, 1999 and 1998



                                       2000            1999            1998
                                  -------------   -------------   -------------

Revenue ...............  .......   $ 23,545,410    $ 24,199,483    $ 21,718,213

Operating costs and expenses:
     Cost of goods sold ........     12,634,959      13,318,115      12,716,740
     Selling, general and
      administrative ..               9,254,251       9,136,391       8,377,665

     Depreciation and amortization .    761,347         722,104         520,027
                                   ------------    ------------    ------------
          Total operating costs
           and expenses .            22,650,557      23,176,610      21,614,432

Operating income ....................   894,853       1,022,873         103,781


Other expense:
     Interest expense .............     301,859         372,378         335,871
     Loss on sale of building
                                           --              --           151,144
                                   ------------    ------------    ------------
          Total other expenses..        301,859         372,378         487,015


Income (loss) before income taxes and
     extraordinary item.........        592,994         650,495        (383,234)
Benefit (provision) for income taxes   (252,000)       (293,000)        145,500
                                   ------------    ------------    ------------

Income (loss) before extraordinary gain on
     retirement of debt ........        340,994         357,495        (237,734)
                                   ------------    ------------    ------------

Extraordinary gain on retirement of debt (less
      income taxes of $570,000)           ---             ---           930,000
                                   ------------    ------------    ------------

Net Income (Loss) ..............   $    340,994     $   357,495    $    692,266
                                   ============    ============    ============


EARNINGS PER SHARE - BASIC
Income (loss) before
  extraordinary item               $       0.19     $      0.20    $      (0.13)
Extraordinary gain on retirement of debt   --              --              0.52
                                   ------------    ------------    ------------
Net Income (Loss) ........         $       0.19     $      0.20    $       0.39
                                   ============    ============    ============

EARNINGS PER SHARE - DILUTIVE
Income (loss) before
  extraordinary item ......        $       0.17     $       0.20   $      (0.13)
Extraordinary gain on retirement of debt   --              --              0.52
                                   ------------    ------------    ------------
                                   $       0.17     $       0.20   $       0.39
                                   ============    ============    ============

Weighted average common
 shares outstanding ...               1,782,237       1,783,200       1,783,200
                                   ============    ============    ============



    The accompanying notes are an integral part of the financial statements.


                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                           December 31, 2000 and 1999




                 ASSETS                                  2000           1999
                                                    ------------     -----------

Current Assets:
     Cash .......................................   $      4,551     $    6,797
     Accounts receivable .........................      4,955,595     4,910,886
     Inventory ...................................      4,316,076     4,714,063
     Prepaid expenses ............................        959,623     1,033,274
     Deferred tax asset ..........................        102,000       102,000
                                                     ------------   ------------

                 Total current assets ............     10,337,845    10,767,020
                                                     ------------   ------------

Buildings and equipment:
     Buildings ...................................      2,657,263     2,627,727
     Equipment ...................................      3,537,335     3,223,615
                                                     ------------   ------------
                                                        6,194,598     5,851,342
     Less accumulated depreciation ...............     (3,137,550)   (2,540,828)
                                                     ------------   ------------
                                                        3,057,048     3,310,514
Land .............................................        111,468       111,468
                                                     ------------   ------------

                 Total property and equipment, net      3,168,516     3,421,982
                                                     ------------   ------------

Other assets:
     Cost in excess of net assets acquired, net of
        accumulated amortization of $615,471 and
        $479,819 respectively ....................      2,270,598     2,406,250
     Other .......................................        767,167       748,376
                                                     ------------   ------------
                                                        3,037,765     3,154,626
                                                     ------------   ------------

TOTAL ASSETS .....................................   $ 16,544,126  $ 17,343,628
                                                     ============  ============




    The accompanying notes are an integral part of the financial statements.



                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                           December 31, 2000 and 1999



     LIABILITIES AND STOCKHOLDERS' EQUITY                 2000          1999
                                                     ------------  ------------

Liabilities:
     Accounts payable ............................   $    488,726  $    965,112
     Short-term debt obligations .................      1,858,485     2,500,465
     Accrued liabilities .........................        329,858       304,273
     Advanced deposits-current ...................      2,615,550     1,854,785
     Accrued taxes payable .......................        125,000       355,000
                                                     ------------  ------------

                 Total current liabilities........      5,417,619     5,979,635
                                                     ------------  ------------

Long-term debt ...................................      2,054,236     2,189,716
Advanced deposits-noncurrent .....................      1,966,003     2,402,975
Deferred tax liability ...........................        545,775       533,775
                                                     ------------  ------------

                 Total Liabilities ...............      9,983,633    11,106,101
                                                     ------------  ------------

Commitments and contingencies                               ---             ---

Stockholders' equity:
     Preferred shares:  $.01 par value; authorized
       300,000 shares; none issued and outstanding          ---             ---
     Common shares par value $.01, authorized
       5,000,000, issued 1,783,200 ...............         17,832        17,832
     Capital in excess of par value ..............      6,417,586     6,417,586
     Retained earnings (deficit) .................        143,103      (197,891)
                                                     ------------  ------------
                                                        6,578,521     6,237,527
     Less treasury stock, at cost 9,014 shares ...        (18,028)          ---
                                                     ------------  ------------

                 Total stockholders' equity ......      6,560,493     6,237,527
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 16,544,126  $ 17,343,628
                                                     ============  ============






    The accompanying notes are an integral part of the financial statements.



                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998

                                             2000          1999          1998
                                        -----------    ----------    -----------
        Cash flows from operating activities:
    Net income (loss) .................  $  340,994    $  357,495    $  692,266

    Adjustments to reconcile net income (loss) to cash provided by operating activities:
       Depreciation and amortization ....   761,347       722,104       520,027
       Loss of sale of building                ---           ---        151,144
       Extraordinary gain on retirement
        of debt                                ---           ---     (1,500,000)
       Deferred provision (benefit)          12,000       (62,000)      424,500

       Changes in assets and liabilities:
       (Increase) decrease in assets:
          Accounts receivable ......        (44,709)      629,276      (496,739)
          Inventory .................       397,987       551,734      (595,713)
          Prepaid expenses and other assets  34,830        28,246      (174,792)

       Increase (decrease) in liabilities:
          Accounts payable and accrued
           liabilities                     (680,801)       29,146       212,970
          Advanced deposits ............    323,793      (321,999)       69,771
                                         -----------    ----------    ----------
            Total adjustments ...........   804,447     1,576,507    (1,388,832)
                                        ------------    ----------    ----------

Net cash provided by (used in)
 operating activities                     1,145,441     1,934,002      (696,566)
                                        ------------    ----------    ----------
Cash flows from investing activities:
    Sale of building .....................     ---            ---       421,187
    Sale of equipment ...............        17,890           ---           ---
    Payments for purchases of property
     and equipment .............           (370,089)     (429,445)     (731,436)
                                        ------------    ----------    ----------
Cash used in investing activities .........(352,199)     (429,445)     (310,249)


Cash flows from financing activities:
    Proceeds from debt obligation ....   20,082,765    18,677,466    13,759,044
    Principal payments on debt .....    (20,860,225)  (20,282,708)  (12,718,263)
    Payment for purchase of common stock    (18,028)          ---          ---
                                        ------------    ----------    ----------
Cash provided by (used in) financing
  activities .....                         (795,488)   (1,605,242)    1,040,781


Increase (decrease) in cash .........        (2,246)     (100,685)       33,966
Cash, beginning of year ..............        6,797       107,482        73,516
                                        ------------    -----------   ----------

Cash, end of year .................... $      4,551    $    6,797    $  107,482
                                        ============    ===========   ==========

Other Cash Flow Information:
    Cash payments during the year for:
     Interest .....................$    298,805    $    386,069    $    307,156
     Income taxes, net of refunds .     545,678           7,000            --

Noncash Financing Activities:
    Payment of subordinated debt ..$       --      $       --      $  3,500,000
    Subordinated debt replaced with
     line of credit ............   $       --      $       --      $  3,500,000
    Acquisitions of assets and
     goodwill ..................   $       --      $       --      $  1,745,642
    Increase in line of credit
     for acquisitions ..........   $       --      $       --      $  1,745,642


    The accompanying notes are an integral part of the financial statements.



                            CASCO INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998

                          Capital in   Retained
                Common    Excess of    Earnings     Treasury
     Shares      Stock    Par Value    (Deficit)      Stock            Total
   ---------  ---------   ---------    ---------    --------         ----------

Balance December 31, 1997
   1,783,200   $17,832   $6,417,586   $(1,247,652)   $      --      $ 5,187,766

Net Income
       --        --           --          692,266           --          692,266
  ---------    -------   ----------   -----------    -----------    -----------
Balance December 31, 1998
   1,783,200    17,832    6,417,586      (555,386)          --        5,880,032

Net Income
       --        --           --          357,495           --          357,495
  ---------    -------   ----------   -----------    -----------    -----------
Balance December 31, 1999
   1,783,200    17,832    6,417,586      (197,891)                    6,237,527

Net Income
       --        --           --          340,994           --          340,994

Purchase of 9,014 shares
       --        --           --              --         (18,028)       (18,028)

  ---------    -------   ----------   -----------    -----------    -----------

Balance December 31, 2000
   1,774,186   $17,832   $6,417,586   $   143,103    $   (18,028)   $ 6,560,493
  =========    =======   ==========   ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

PREPAID EXPENSES

     Prepaid expenses at December 31, 2000 and 1999 include $651,076 and $629,263, respectively, of prepaid selling costs that include costs for commissions paid to sales people that relate to advanced deposits for the sales of incentive and recognition awards programs. Such costs are directly attributable to obtaining specific future commitments and are expensed in the year the related revenue is recorded.

BUILDINGS AND EQUIPMENT

     Buildings and equipment are recorded at cost and depreciated over their estimated useful life on the straight-line method. Estimated useful lives range from three to thirty-one years. Major repairs and betterments are capitalized; minor repairs are expensed as incurred. Depreciation expense for the years ended December 31, 2000, 1999 and 1998, totaled $605,667, $566,424, and $438,681, respectively.

COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER ASSETS

     Cost in excess of net assets acquired are amortized on a straight line basis over 40 and 15 years. Management periodically evaluates its accounting for cost in excess of net assets acquired by considering such factors as historical performance, current operating results and future operating income. At each balance sheet date, the Company evaluates the realizability of cost in excess of net assets acquired based upon estimated nondiscounted cash flows. Based upon its most recent analysis, the Company believes that no material impairment of cost in excess of net assets acquired exists at December 31, 2000. Based on this periodic review, management believes that the carrying value of cost in excess of net assets acquired is reasonable and the amortization period is appropriate. Amortization expense on cost in excess of net assets acquired for the years ended December 31, 2000, 1999 and 1998 totaled $135,650 $135,650 and $77,274, respectively.

     Other assets include cash surrender value of life insurance, deferred loan costs and non-compete agreements. The deferred loan costs are amortized using the straight line method over the terms of the related contracts. Amortization expense totaled $20,030, $20,030, and $7,071, for the years ended December 31, 2000, 1999 and 1998, respectively.

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

PROFIT SHARING PLANS

     The Company has a noncontributory profit sharing retirement plan (the "Plan"), covering a significant number of employees for which accrued costs are funded. Company contributions to the Plan are discretionary. There were no Company contributions for the years ended December 31, 2000, 1999 and 1998.

LONG-LIVED ASSETS

     The Company utilizes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which required adoption in 1996. The general requirements of SFAS No. 121 apply to the fixed and intangible assets of the Company and require impairment to be considered whenever assets are disposed of or whenever events or change in circumstances indicate that the carrying amount of the asset will not be recoverable based on expected future cash flows of the asset. The Company periodically evaluates the recoverability of long-lived assets and measures the amount of impairment if any. There were no impairment adjustments at December 31, 2000, 1999 and 1998.

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

STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise prices of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". For stock based compensation other than employees, the Company utilizes the fair value method as provided for in FASB #123.

EFFECTS OF RECENT ACCOUNT PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in financial Statements." The guidance in SAB 101 must be adopted during the fourth quarter 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has reviewed their policies for revenue recognition in comparison to the requirements in SAB 101 and no change occurred to its income statement presentation, operating results or financial position as a result of implementing SAB 101.

2.       STOCK OPTIONS AND WARRANTS

         At December 31, 2000, 935,000 common shares of the Company were reserved for issuance under the incentive stock option plans, 40,000 shares were reserved under the non-employee director stock option plans and 1,620,000 shares were reserved under outstanding warrants. The 2000 option plan of 100,000 shares includes both employees and directors. The 1999 option plan of 600,000 shares includes both employees and directors. Additionally, 200,000 common shares of the Company were reserved under a performance option plan for the President.



                                   December 31, 2000       December 31, 1999
                                  ---------------------  -----------------------
                                       Weighted Average         Weighted Average
Incentive Stock Option Plan       Number Exercise Price  Number  Exercise Price
---------------------------       ------ --------------  ------  --------------

Outstanding, beginning
   of year .............          601,140   $2.0212      273,140   $2.8001
  Granted ......................   66,000   $2.7347      421,500   $1.7649
  Canceled .......................117,360   $2.1302       93,500   $2.3529
  Exercised .........................None      --         None        --
                                   ------   -------      -------   -------


Outstanding, end of year .........549,780   $2.2177      601,140   $2.1438
                                  -------   -------      -------   -------

Exercise price range of
 options outstanding              $1.0000                $1.0000
                                       to                     to
                                  $4.2400                $3.7037

Non-Employee Director Option Plan
  Outstanding, beginning
   of year ....................   220,800   $2.0212       55,800   $2.8094
  Granted .........................10,000   $4.1250      180,000   $1.7500
  Canceled ..........................None      --         15,000   $2.0000
  Exercised .........................None      --         None        --
                                  -------   -------      -------   -------

Outstanding, end of year ......   230,800    2.1124      220,800   $2.0212
                                  -------   -------      -------   -------

Exercise price range of options
outstanding ...............       $1.75                  $1.75
                                     to                     to
                                  $4.17                  $4.17


     The weighted average remaining life on options outstanding at December 31, 2000 is 4.19 years.

     The incentive stock options are exercisable at the fair market value on the date of grant, and were available from the 1996, 1997, 1999 and 2000 stock option plans. The options outstanding at December 31, 2000 are exercisable from January 17, 2002, through July 31, 2005.

     The non-employee Director options are exercisable at the fair market value on the date of grant. The non-employee Director options outstanding at December 31, 2000 are exercisable through October 12, 2003.

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

                                                               Proceeds
                Date Granted or      Shares    Exercise       to Company
                     Issued       Exercisable   Price       Upon Exercise
Incentive       ---------------   -----------   -------     -------------
Stock Options:

1996 Plan       January 17, 1997     14,580   $  3.7037         $ 54,000
1996 Plan       March 26, 1997        5,400      3.7037           20,000
1996 Plan       March 12, 1997       37,800      3.2407          122,498
1997 Plan       December 29, 1997     7,000      3.0625           21,438
1997 Plan       January 20, 1998     60,000      2.8750          172,500
1997 Plan       March 3, 1998        20,000      2.8125           56,250
1997 Plan       April 1, 1998         5,000      3.5000           17,500
1997 Plan       October 12, 1998      5,000      1.0000            5,000
1997 Plan       May 27, 1999        349,000      1.7500          610,750
1999 Plan       January 19, 2000     20,000      2.0600           41,200
1999 Plan       February 1, 2000     20,000      2.1300           42,600
1999 Plan       April 25, 2000        1,000      4.2400            4,240
2000 Plan       July 31, 2000         5,000      2.6100           13,050



Non-Employee
Director Options:
1996 Plan       June 25, 1997        10,800     $4.1667           45,000
1996 Plan       January 20, 1998     30,000      2.8750           86,250
1997 Plan       May 27, 1999        180,000      1.7500          315,000
1999 Plan       April 5, 2000        10,000      4.1300           41,300



Warrants:
                September 19, 1997  1,560,000     $5.50        8,580,000
                February 28, 1998     30,000       3.00           90,000
                June 27, 1999         30,000       2.75           82,500
                                    ----------               ------------

Total                               2,400,580                $10,421,076
                                    ==========               ============

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholl's option pricing model with the following weighted average assumptions for 2000, 1999, and 1998.

                                            2000       1999            1998
                                            ----       ----            ----
Risk-free interest rate ...............       6%        6%              6%
Dividend yield ........................       0%        0%              0%
Volatility factor .....................     105.0%      104.4%          107.7%
Weighted average expected life in years       3.3       5               5

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and earnings per share were as follows:

                                           2000        1999         1998
                                           ----        ----         ----
Net income as reported .........         $340,994    $357,495     $692,266
Net income-pro forma .............       $240,594     357,495      623,266
Income per common share -
   as reported ...................       $    .19    $    .20     $    .39
Income per common shares -
   pro forma .....................       $    .13    $    .13     $    .35
Weighted average fair value of
   options granted during the year       $   2.73    $   1.76     $   2.53

     These pro forma calculations only include the effects of 2000, 1999, and 1998 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.

3.       DEBT OBLIGATIONS

         Debt obligations consisted of the following:

                                    December 31,                   December 31,
                                        2000                           1999
                                        ----                           ----
Line of credit with interest
at prime plus 1/4 percent;
interest payable monthly,
maturing on July 30, 2001,
collateralized by accounts
receivable and inventory of
the Company ($3,280,226 available
at December 31,2000).                $1,719,774                      $2,262,189

First National Bank first deed
of trust on the Shelby facilities.
Payable in monthly installments of
$24,088 including interest
(7 1/2 percent) through March
of 2013. The term of the loan is
fifteen years, callable after five years
and guaranteed by the President.      2,101,892                       2,209,767

Promissory note payable with interest
at 8 percent, payable in two annual
installments through July 30, 2000.
Collateralized by letter of credit at Branch
Banking & Trust.                          -----                         100,000

Promissory note payable with interest
at 6 percent, payable in monthly
installments through October 1, 2003.    91,055                         118,225
                                   -------------                   ------------
                                      3,912,721                       4,690,181
Current portion                       1,858,485                       2,500,465
                                   -------------                   -------------
Long term portion                    $2,054,236                      $2,189,716
                                   =============                   =============


     The  interest  rate for the line as of December 31, 2000 and 1999 was prime
plus   1/4    percent    and    prime    plus   1/2    percent,    respectively.

     The prime  interest  rate at December 31, 2000 and 1999 was 9.5 percent and
8.5 percent, respectively. The carrying amount of the Company's short-term debt obligations approximates fair value.

     The line of credit facility also includes certain financial covenants, including covenants that the Company maintain certain financial ratios. In addition, the credit facility contains limitations on capital expenditures, fixed asset sales, loans and/or advances to shareholders and employees, restrictions on operating leases and limitation on dividends paid on common stock to $100,000 annually. The Company was in violation of one covenant pertaining to purchase of its common stock. The Company has received a waiver
for   this    violation    for   the   year    ended    December    31,    2000.

The aggregate long-term debt payments as of December 31, 2000 for each of the next three years are:


                                    2001              1,858,485
                                    2002                152,266
                                    2003              1,901,970
                                                      ---------

                                    Total            $3,912,721
                                                     ==========

4.       COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various noncancelable operating leases. Operating leases are principally for office and warehouse facilities, equipment and vehicles. Rent expense under operating leases amounted to $248,571, $269,962 and $152,128, for the years ended December 31, 2000, 1999 and 1998, respectively. The future minimum rentals under non-cancelable operating leases during subsequent fiscal years are as follows:


                              YEARS ENDING
                               DECEMBER 31,

                                   2001          $  236,910
                                   2002             123,518
                                                    -------

                                                 $  360,428


     The Company is also involved in certain legal proceedings in the ordinary course of its business which, if determined adversely to the Company would, in the opinion of management, not have a material adverse effect on the Company or its operations.


5.       INCOME TAXES

     Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for inventory costs, revenues earned, accrued and prepaid expenses and reserves, and depreciation.

     For the years presented, the expense (benefit) for income taxes from continuing operations consisted of the following.

                                         December 31,  December 31, December 31,
                                             2000         1999         1998
                                             ----         ----         ----
Current ................................   $240,000   $ 355,000        ---

Deferred
   Federal .............................      8,000     (58,000)   (130,300)
   State and Local .....................      4,000      (4,000)    (15,200)
                                           --------   ---------    --------
Net deferred expense (benefit) .........     12,000      62,000    (145,500)


Net deferred expense (benefit) for taxes   $252,000    $293,000   $(145,500)
                                           ========   =========    ========

     For the years presented, a reconciliation of income taxes from continuing operations based upon the application of the federal statutory tax rate is as follows:

                                           December 31, December 31,December 31,
                                                2000        1999        1998
                                                ----        ----        ----
Income tax expense (benefit) at statutory
   rate                                       $ 225,000    $247,000   $(145,700)
Goodwill amortization .......................    13,000      13,000      13,650
State taxes net of federal benefit ..........    26,000      26,000     (15,300)
Other .......................................   (12,000)      7,000       1,850
                                               ---------    --------   ---------

       Total income tax expense (benefit)     $ 252,000    $293,000   $(145,500)
                                               =========    ========   =========


The components of net deferred taxes are as follows:

                                                      December 31,  December 31,
                                                            2000         1999
                                                            ----         ----
Assets:
   Inventory costs capitalized for tax purposes          $  68,000    $  68,000
   Accruals and reserves to be expensed as paid for tax
   purposes ..........................................      34,000       34,000
                                                          ---------    ---------
Deferred tax assets                                        102,000      102,000


Liabilities:
   Excess of tax over financial accounting depreciation and
   amortization ......................................    (545,775)    (533,775)
                                                          ---------    ---------
Deferred tax liability ...............................    (545,775)    (533,775)
                                                          ---------    ---------

Net deferred tax liability ...........................   $(443,775)   $(431,775)
                                                          =========    =========


     The Company changed its effective rate to 42.5% in 2000 from 38% in 1999 from 40% in 1997. The Company utilized approximately $0, $780,000 and $1,065,000 of net operating loss carry forward for the years ended December 31, 2000, 1999 and 1998, respectively.

6.      Earnings Per Common and Common Equivalent Share

     Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. At December 31, 2000 and 1999, the number of common shares was increased by the number of shares issuable on the exercise of outstanding stock options and warrants when the market price of the common stock exceeds the exercise price of the options and warrants. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

     The  following  data show the amounts used in computing  earnings per share
(EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                              December 31,
                                         -----------------------
                                            2000         1999
                                         ----------   ----------

          Income available to common
          stockholders used in basic EPS
          and diluted EPS ....           $  340,894   $  357,495
                                         ==========   ==========


          Weighted average number
          of common shares used in
          Basic EPS ..........            1,782,237    1,783,200


          Effect of dilutive securities:
             Stock options and warrants     190,163       43,242
                                         ----------   ----------


          Weighted number of common
          Shares and dilutive potential
          Common stock used in diluted
          EPS ................            1,972,400    1,783,200
                                         ==========   ==========



     Options and warrants on 1,807,080 and 1,353,940 shares, respectively, of common stock were not included in computing diluted EPS for the years ended December 31, 2000, 1999 and 1998 because their effects were antidilutive.

     The common  equivalent  stock  outstanding  at  December  31, 1998 would be
antidilutive    for    the    year    due   to   the   net    operating    loss.

7.       LOSS ON SALE OF BUILDING

     On March 4, 1998 the Company sold its 167,000 sq. ft. Kings Mountain Warehouse. The sale netted the Company approximately $425,000. The Company recorded a loss on the sale, which totaled $151,144.

8.       EXTRAORDINARY GAIN ON RETIREMENT OF DEBT

     On January 23, 1998, the Company redeemed at a discount, the subordinated debenture due to Pages on January 1, 2002. The debenture in the original principal amount of $5 million was redeemed for $3.5 million. The Company replaced the Pages debt with proceeds from the line of credit. The debt retirement resulted in an extraordinary gain of $930,000 after tax of $570,000.

     For the year ended December 31, 1998, the impact of the extraordinary gain on basic and diluted earnings (loss) per share was as follows:

                                                        Basic           Diluted
  Loss before extraordinary gain    $ (237,734)  $       (.13)   $        (.13)
  Extraordinary gain on retirement
     of debt (less income taxes
     of $570,000)                      930,000            .52              .52
                                 --------------    -----------     ------------
  Net income                        $  692,266   $        .39    $         .39
                                 --------------    -----------     ------------

Options and warrants on 1,807,080, 1,461,815 and 1,353,940 shares, respectively, of common stock were not included in computing EPS for the years ended December 31, 2000, 1999 and 1998 because their effects were antidilutive.

The common equivalent outstanding at December 31, 1998 would be antidilutive for the year due to the net loss before extraordinary items.

9.       STOCK ACQUISITION PROPOSAL BY RELATED PARTIES

     The Chairman of the Board and President of the Company have offered to acquire all of the outstanding shares of the Company not currently held by them. A Special Committee of the outside directors was formed to consider the offer and has indicated that it will recommend for approval the latest offer of $2.10 per share for the outstanding shares of common stock.