Form 10-Q
period 2001-03-31
CASCO INTERNATIONAL INC
filed 2001-05-15
CIK 1026792

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

   For the transition period from ..................to........................

                      For the quarter ended March 31, 2001
                         Commission File Number 0-21717

                           CASCO INTERNATIONAL, INC.
             (Exact Name of Registrant as specified in its charter)

                Delaware                                56-0526145
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

              13900 Conlan Circle, Suite 150, Charlotte, NC 28277
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code (704) 482-9591
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __.

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of May 11, 2001 was $3,388,695 (computed by reference to the average bid and asked prices of such shares on such date).

Number of Common Shares, each with $0.01 par value, of the Registrant outstanding as of date: May 11, 2001: 1,774,186 Common Shares.


     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                      March 31, 2001 and December 31, 2000


                 ASSETS                                 2001            2000
                                                    -----------     -----------
                                                    (unaudited)

Current Assets:

     Cash ......................................   $    581,073    $      4,551
     Accounts receivable .......................      2,824,678       4,955,595
     Inventory .................................      4,178,431       4,316,076
     Prepaid expenses ..........................      1,046,386         959,623
     Deferred tax asset ........................        102,000         102,000
                                                     ----------      ----------
                 Total current assets ..........      8,732,568      10,337,845

Buildings and equipment:
     Buildings .................................      2,657,263       2,657,263
     Equipment .................................      3,557,813       3,537,335
                                                     ----------      ----------
                                                      6,215,076       6,194,598
     Less accumulated depreciation .............     (3,288,013)     (3,137,550)
                                                     ----------      ----------
                                                      2,927,063       3,057,048
Land ...........................................        111,468         111,468
                                                     ----------      ----------
                 Total property and equipment, net    3,038,531       3,168,516

Other assets:
     Cost in excess of net assets acquired, net of
     accumulated amortization of $649,384 and
     $615,471 respectively .......................    2,236,685       2,270,598
Other ............................................      774,715         767,167
                                                      ---------      ----------
                                                      3,011,400       3,037,765
                                                     ----------      ----------
TOTAL ASSETS ..................................... $ 14,782,499      16,544,126
                                                     ==========      ==========



    The accompanying notes are an integral part of the financial statements.




                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000


    LIABILITIES AND STOCIHOLDERS' EQUITY                2001            2000
                                                   ------------    ------------
                                                   (unaudited)
Liabilities:

     Accounts payable ..........................   $    766,226    $    488,726
     Short-term debt obligations ...............        144,020       1,858,485
     Accrued liabilities .......................        150,867         329,858
     Advanced deposits-current .................      2,615,550       2,615,550
     Accrued taxes payable .....................           --           125,000
                                                   ------------    ------------
                 Total current liabilities .....      3,676,663       5,417,619
                                                   ------------    ------------

Long-term debt .................................      2,022,947       2,054,236
Advanced deposits-noncurrent ...................      1,945,932       1,966,003
Deferred tax liability .........................        559,075         545,775
                                                   ------------    ------------

Total Liabilities ..............................      8,204,617       9,983,633
Commitments and contingencies ..................           --               --

Stockholders' equity:
     Preferred Shares:  $.01 par value; authorized
       300,000 shares; none issued and outstanding         --               --
     Common Shares par value $.01, authorized
       5,000,000, issued 1,783,200 ...............       17,832          17,832
     Capital in excess of par value ..............    6,417,586       6,417,586
     Retained earings (deficit) ..................      160,492         143,103
                                                    -----------     -----------
                                                      6,595,910       6,578,521
     Less treasury stock, at cost 9,014 shares ...      (18,028)        (18,028)
                                                    -----------     -----------

                 Total stockholders' equity ......    6,577,882       6,560,493
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....... $ 14,782,499      16,544,126
                                                    ===========     ===========



    The accompanying notes are an integral part of the financial statements.


                            CASCO INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
               For the three months ended March 31, 2001 and 2000
                                   Unaudited

                                                       Three Months
                                                   --------------------
                                                   2001            2000
                                                ----------    -----------

Revenue ....................................   $ 5,336,315    $ 5,242,964

Operating costs and expenses:
     Cost of goods sold ....................     2,617,167      2,735,951
     Selling, general and administrative ...     2,452,016      2,271,797
     Depreciation and amortization .........       189,384        188,975
                                               -----------    -----------
          Total operating costs and expenses     5,258,567      5,196,723

Operating income (loss) ....................        77,748         46,241

Other income and (expenses)
     Interest expense ......................       (47,059)       (64,811)
                                               -----------    -----------
          Total other income and (expenses)        (47,059)       (64,811)

Income (loss) before income taxes ..........        30,689        (18,570)
Benefit (provision) for income taxes .......       (13,300)         7,400
                                               -----------    -----------

Net Income (loss) ..........................   $    17,389    $   (11,170)
                                               ===========    ===========
EARNINGS PER SHARE BASIC
Net Income (loss) ..........................   $      0.01    $     (0.01)
                                               ===========    ===========

EARNINGS PER SHARE DILUTIVE
Net Income (loss)...........................   $      0.01    $     (0.01)
                                               ===========    ============

Weighted average common shares outstanding .
    basic                                        1,774,186      1,783,200
                                               ===========    ============
Weighted average common shares outstanding .
    dilutive                                     1,775,890      1,783,200
                                               ===========    ============


    The accompanying notes are an integral part of the financial statements.


                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                    Unaudited

                                                          2001           2000
                                                      ----------     ----------

Cash flows from operating activities:
     Net (loss) income ............................  $    17,389    $   (11,170)
     Adjustments to reconcile net (loss) income to cash
        provided by operating activities:
        Depreciation and amortization ..............     189,384        188,975
        Deferred provision (benefit) ...............      13,300         (7,400)
        Changes in assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable .....................   2,130,917      1,949,804
           Inventory ...............................     137,645        283,298
           Prepaid expenses and other assets .....       (99,319)        10,793
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities       98,509       (659,277)
           Taxes Payable ...........................    (125,000)      (355,000)
           Advance deposits ........................     (20,071)       (56,735)
                                                      ----------     ----------
             Total adjustments ....................    2,325,365      1,354,458
                                                      ----------     ----------

Net cash provided by operating activities ........     2,342,754      1,343,288
                                                      ----------     ----------

Cash flows from investing activities:
     Sale of equipment ...........................          --           17,890
     Payments for purchases of property and equipment    (20,478)       (59,215)
                                                      ----------     ----------
Cash used in investing activities ................       (20,478)       (41,325)

Cash flows from financing activities:
     Proceeds from debt obligation ...............     2,195,964      4,887,579
     Principal payments on debt ..................    (3,941,718)    (6,194,542)
                                                      ----------     ----------
Cash used in financing activities ................    (1,745,754)    (1,306,963)

Increase (decrease) in cash ......................       576,522         (5,000)
Cash, beginning of period ........................         4,551          6,797
                                                      ----------      ---------

Cash, end of period ..............................   $   581,073          1,797
                                                      ==========      =========

Other Cash Flow Information:
     Cash payments during the year for:
        Interest .................................   $    51,677         73,427
        Income taxes, net of refunds .............       279,200        355,000




    The accompanying notes are an integral part of the financial statements.


                           CASCO INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                   Unaudited

     The accompanying financial statements have not been audited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

     During the three months ended March 31, 2001, no options were granted under the Company's 2000 Incentive Stock Option Plan.

     Effects of Recent Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidance in SAB 101 must be adopted during the fourth quarter of fiscal 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has reviewed their policies for revenue recognition in comparison to the requirements in SAB 101and no change occurred to its income statement presentation, operating results or financial position as a result of implementing SAB 101.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000:

     Revenues for the three months ended March 31, 2001 approximated $5.34 million, compared to $5.24 million in revenues for the three months ended March 31, 2000, an increase of 1.78% or approximately $93,000. The increase is attributable to new customers in the new markets with employed account managers.

     Cost of goods sold for the three months ended March 31, 2001 approximated $2.62 million, compared to approximately $2.74 million of cost of goods sold for the three months ended March 31, 2000, a decrease of 4.34% or approximately $119,000. The decrease in cost of goods sold was attributable to the increase in the number of new accounts sold at the current price level and the continued exiting of low margin custom accounts. As a percentage of revenues, cost of goods sold decreased to 49.04% for the three months ended March 31, 2001, from 52.18% for the three months ended March 31, 2000. The 3.14% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to the Company's decision to implement yearly price increases to existing customers, as well as an increase in the number of new accounts sold at the current price level and the continued exiting of low margin custom accounts.

     Selling, general, and administrative expense for the three months ended March 31, 2001 approximated $2.45 million, compared to $2.27 million for the three months ended March 31, 2000, an increase of 7.93% or approximately $180,200. The increase in selling, general, and administrative expense was principally attributable to the increased marketing of the company's programs as well as costs associated with the potential merger with Davis Holdings of North Carolina. As a percentage of revenues, selling, general and administrative increased to 45.95% for the three months ended March 31, 2001, from 43.33% for the three months ended March 31, 2000. The 2.62% increase as a percentage of revenues was principally attributable to the increased marketing of the company's programs as well as costs associated with the potential merger with Davis Acquisition of North Carolina (the "Davis Group").

     Interest expense was approximately $47,000 for the three months ended March 31, 2001, compared to $65,000 for the three months ended March 31, 2000, a decrease of approximately $18,000. The decrease in interest expense was primarily due to a decreased average balance on the Company's line of credit and the reduction of the Company's long-term debt.

     Depreciation and amortization expense was approximately $189,000 for the three months ended March 31, 2001, compared to $189,000 for the three months ended March 31, 2000.

     Income tax provision was $13,300 for the three months ended March 31, 2001, compared to an income tax benefit of $7,400 for the three months ended March 31, 2000. The provisions for income tax were calculated through the use of estimated income tax rates based upon the income before taxes.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have been cash generated from operating activities and amounts available under its existing credit facility. The Company's primary uses of funds consist of financing inventory, receivables and acquisitions.

     The Company has adopted a growth strategy which focuses on increased efforts of the Company's existing sales force and the use of independent field representatives in order to expand current market share and enter into new markets.

     The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under its credit facility, will cover operating expenditures and meet short-term debt obligations. The Company's credit facility is due and payable in full on July 30, 2001. Although the lender has not issued a commitment to do so, the Company's relationship with its lender is favorable and the Company anticipates that the credit facility will be renewed when due.

     The Company does not anticipate any material expenditures out of the ordinary course of business for property and equipment during the next twelve months. Management believes that present resources will meet anticipated requirements.

     On May 8, 2001 the Company announced that it has entered into an Agreement and Plan of Merger with Davis Holdings of North Carolina, Inc. and Davis Acquisition of North Carolina, Inc. The completion of the merger could have an effect on the Company's liquidity and capital structure. The Company is concerned with the uncertainty of the economy and the uncertainty of the increased unemployment rates in recent months. If these trends would continue it could affect the liquidity in an adverse way over an extended period of time. The Company is aware of no legal or other contingencies, the effect of which are believed by management to be reasonably likely to have a material adverse effect on the Company's financial statements.

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


CAUTIONARY STATEMENT

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in other sections of this Annual Report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts including, without limitation, not discussed its ability to grow through acquisition and strategic alliances and through expanding its current market share and entering new markets, the adequacy of the company's cash resources to fund its current operations, the anticipated renewal of the Company's credit facility, the Company's expectation with respect to expenditures for property and equipment, and the Company's expectations with respect to the diminished effect of seasonality on its business are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the competitive conditions that currently exist in the Company's industry, which could adversely impact sales and erode gross margins; (ii) many of the Company's competitors are significantly larger and better capitalized than the Company; (iii) the Company's loan agreement contains a number of significant covenants that restrict the ability of the Company to engage in certain activities, including the payment of dividends and requires that the Company maintain specified financial ratios, including a minimum capital base, and minimum pretax profits from operations; and (iv) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's profitability. The foregoing list should not be construed as exhaustive and the Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes on its debt obligations. The Company is not exposed to foreign currency exchange rate risk or investment risk.

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term debt obligation line of credit. The interest rate on this line of credit is prime plus 1/4 percent. The prime interest rate at March 31, 2001 was 8.0 percent. The Company's line of credit is renewable and negotiable yearly. The fluctuation of the interest rate may increase interest expense if the prime interest rate increases before the line of credit could be renegotiated to a fixed rate loan.


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

ITEM 2:   CHANGES IN SECURITIES
             None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
             None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None

ITEM 5:   OTHER INFORMATION

     A group headed by the Davis Group has offered to acquire all of the outstanding shares of the Company not currently held by them. A Special
Committee of the outside directors was formed to consider the offer and has indicated that it will recommend for approval the latest offer of $2.10 per share for the outstanding shares of common stock.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8K

              (a) Exhibits.

                  None


(b)  Reports on Form 8-K
 None

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CASCO INTERNATIONAL, INC.
                                                       Registrant

Date:   May 15, 2001                            By:   /s/ Jeffrey A. Ross
                                                      -------------------------
                                                       Jeffrey A. Ross
                                                       Principal Financial and
                                                       Accounting Officer