Form 10-Q
period 2001-06-30
CASCO INTERNATIONAL INC
filed 2001-08-14
CIK 1026792

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

                      For the quarter ended June 30, 2001
                         Commission File Number 0-21717

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

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of August 10, 2001 was $3,388,695 (computed by reference to the average bid and asked prices of such shares on such date).

Number of Common Shares, each with $0.01 par value, of the Registrant outstanding as of date: August 10, 2001: 1,774,186 Common Shares.


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                       June 30, 2001 and December 31, 2000


                 ASSETS                                  2001             2000
                                                        ---------      ---------
                                                       (unaudited)

Current Assets:
     Cash ........................................   $  1,273,922  $      4,551
     Accounts receivable .........................      2,590,759     4,955,595
     Inventory ...................................      3,898,834     4,316,076
     Prepaid expenses ............................      1,050,792       959,623
     Deferred tax asset ..........................        102,000       102,000
                                                        ---------    ----------
                 Total current assets ............      8,916,307    10,337,845

Buildings and equipment:
     Buildings ...................................      2,657,263     2,657,263
     Equipment ...................................      3,595,241     3,537,335
                                                        ---------    ----------
                                                        6,252,504     6,194,598
     Less accumulated depreciation ...............     (3,434,974)   (3,137,550)
                                                        ---------    ----------
                                                        2,817,530     3,057,048
Land .............................................        111,468       111,468
                                                        ---------     ---------
                 Total property and equipment, net      2,928,998     3,168,516

Other assets:
     Cost in excess of net assets acquired, net of
     accumulated amortization of $683,297 and
     $615,471 respectively .......................      2,202,772     2,270,598
Other ............................................        777,233       767,167
                                                        ---------     ---------
                                                        2,980,005     3,037,765
                                                       ----------    ----------
TOTAL ASSETS .....................................   $ 14,825,310  $ 16,544,126
                                                       ==========    ==========


    The accompanying notes are an integral part of the financial statements.



                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                       June 30, 2001 and December 31, 2000

     LIABILITIES AND STOCKHOLDERS' EQUITY                 2001          2000
                                                        ---------    ----------
                                                       (unaudited)

Liabilities:
     Accounts payable ............................   $    325,501  $    488,726
     Short-term debt obligations .................        146,919     1,858,485
     Accrued liabilities .........................        239,985       329,858
     Advanced deposits-current ...................      2,615,550     2,615,550
     Accrued taxes payable .......................           --         125,000
                                                        ---------     ---------
                 Total current liabilities .......      3,327,955     5,417,619
                                                        ---------     ---------
Long-term debt ...................................      1,985,904     2,054,236
Advanced deposits-noncurrent .....................      2,151,805     1,966,003
Deferred tax liability ...........................        626,375       545,775
                                                        ---------     ---------
Total Liabilities ................................      8,092,039     9,983,633
Commitments and contingencies ....................           --            --

Stockholders' equity:
     Preferred Shares:  $.01 par value; authorized
       300,000 shares; none issued and outstanding           --            --
     Common Shares par value $.01, authorized
       5,000,000, issued 1,783,200 ...............         17,832        17,832
     Capital in excess of par value ..............      6,417,586     6,417,586
     Retained earings (deficit) ..................        315,881       143,103
                                                        ---------     ---------
                                                        6,751,299     6,578,521
     Less treasury stock, at cost 9,014 shares ...        (18,028)      (18,028)
                                                        ---------     ---------

                 Total stockholders' equity ......      6,733,271     6,560,493
                                                        ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 14,825,310  $ 16,544,126
                                                       ==========    ==========




    The accompanying notes are an integral part of the financial statements.



                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
      For the three months and the six months ended June 30, 2001 and 2000
                                    Unaudited

                                  Three Months                Six Months
                            -----------------------    ------------------------
                               2001         2000          2001          2000
                            ---------     ---------    ----------    ----------

Revenue                  $  5,292,400  $  5,354,550  $ 10,628,715  $ 10,597,514

Operating costs and expenses:
     Cost of goods sold     2,648,418     2,825,687     5,265,585     5,561,638
     Selling, general and
        administrative      2,149,022     2,288,518     4,601,038     4,560,315
     Depreciation and
        amortization          185,881       191,619       375,265       380,594
          Total operating   ---------     ---------    ----------    ----------
           costs and
           expenses         4,983,321     5,305,824    10,241,888    10,502,547

Operating income (loss)       309,079        48,726       386,287        94,967

Other income and (expenses)
     Interest expense         (40,390)      (66,565)      (87,449)     (131,376)
          Total other income
           and (expenses)     (40,390)      (66,565)      (87,449)     (131,376)
                            ---------     ---------    ----------     ---------
Income (loss) before
  income taxes                268,689       (17,839)      299,378       (36,409)
Benefit (provision) for
  income taxes               (113,300)        7,000      (126,600)       14,400
                            ---------     ---------     ---------     ---------
Net Income (loss)        $    155,389  $    (10,839) $    172,778       (22,009)
                            =========     =========     =========     =========
EARNINGS PER SHARE BASIC

Net Income (loss)        $       0.09  $       0.00  $       0.10  $      (0.01)
                            =========     =========     =========     =========
EARNINGS PER SHARE DILUTIVE

Net Income (loss)        $       0.09  $       0.00  $       0.10  $      (0.01)
                            =========     =========     =========     =========
Weighted average common
  shares outstanding -
  basic                     1,774,186     1,783,200     1,774,186     1,783,200
                            =========     =========     =========     =========
Weighted average common
  shares outstanding -
  dilutive                  1,787,341     1,783,200     1,776,137     1,783,200
                            =========     =========     =========     =========


    The accompanying notes are an integral part of the financial statements.


                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000
                                    Unaudited

                                                         2001           2000
                                                        -------      ----------

Cash flows from operating activities:
     Net (loss) income .........................   $    172,778    $    (22,009)
     Adjustments to reconcile net (loss) income to cash
        provided by operating activities:
        Depreciation and amortization ..........        375,265         380,594
        Deferred provision (benefit) ...........         80,600         (79,400)
        Changes in assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable .................      2,364,836       1,931,753
           Inventory ...........................        417,242          98,196
           Prepaid expenses and other assets ...       (111,250)         88,404
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities    (253,098)       (631,812)
           Taxes Payable .......................       (125,000)       (355,000)
           Advance deposits ....................        185,802         (99,016)
                                                      ---------       ---------
             Total adjustments .................      2,934,397       1,333,719
                                                      ---------       ---------

Net cash provided by operating activities ......      3,107,175       1,311,710
                                                      ---------       ---------

Cash flows from investing activities:
     Sale of equipment ........................           --              --
     Payments for purchases of property and equipment   (57,906)       (176,208)
                                                      ---------        --------
Cash used in investing activities ...................   (57,906)       (176,028)

Cash flows from financing activities:
     Proceeds from debt obligation .................. 2,195,964       9,738,312
     Principal payments on debt .....................(3,975,862)    (10,879,024)
                                                     ----------      ----------
Cash used in financing activities ...................(1,779,898)     (1,140,712)

Increase (decrease) in cash ......................... 1,269,371          (5,030)
Cash, beginning of period ...........................     4,551           6,797
                                                     ----------       ---------

Cash, end of period ............................   $  1,273,922    $      1,767
                                                     ==========      ==========
Other Cash Flow Information:
     Cash payments during the year for:
        Interest ...............................   $     79,197    $    146,400
        Income taxes, net of refunds ...........        291,200         420,000

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

     During the six months ended June 30, 2001, no options were granted under the Company's 2000 Incentive Stock Option Plan. The Company has not declared or paid any cash dividends on the Common Stock.

     Basic income per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. The following is provided to reconcile the earnings per share calculations:




                        Three Months Ended June 30,    Six Months Ended June 30,
                            2001         2000              2001        2000
                        ------------ -------------     -----------  -----------

Income (loss applicable to
common shares             $ 155,389      $ (10,839)       $ 172,778    $(22,009)
                          =========      ==========       =========    =========

Weighted average common
Shares outstanding -
basic                     1,774,186      1,783,200        1,774,186    1,783,200

Effect of dilutive stock
options                      13,155         ---               1,951        ---

Weighted average shares
outstanding - diluted     1,787,341      1,783,200        1,776,137    1,783,200
                          =========      =========        =========    =========


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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000:

     Revenues for the three months ended June 30, 2001 approximated $5.29 million, compared to $5.35 million in revenues for the three months ended June 30, 2000, a decrease of 1.16% or approximately $60,000. The decrease is attributable to the increased rate of unemployment and the reduction of workforces at existing customers.

     Revenues for the six months ended June 30, 2001 approximated $10.63 million, compared to $10.60 million in revenues for the six months ended June 30, 2000, an increase of 0.29% or approximately $30,000. The increase is attributable to new customers in the new markets with employed account managers.

     Cost of goods sold for the three months ended June 30, 2001 approximated $2.65 million, compared to approximately $2.83 million for cost of goods sold for the three months ended June 30, 2000, a decrease of 6.27% or approximately $177,000. The decrease in cost of goods sold was attributable to the decrease in revenue, the increase in the number of new accounts sold at the current price level and the continued exiting of low margin custom accounts. As a percentage of revenues, cost of goods sold decreased to 50.04% for the three months ended June 30, 2001, from 52.77% for the three months ended June 30, 2000. The 2.73% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to the Company's decision to implement yearly price increases to existing customers, as well as an increase in the number of new accounts sold at the current price level and the continued exiting of low margin custom accounts.

     Cost of goods sold for the six months ended June 30, 2001 approximated $5.27 million, compared to approximately $5.56 million for cost of goods sold for the six months ended June 30, 2000, a decrease of 5.32% or approximately $296,000. The decrease in cost of goods sold was attributable to the increase in the number of new accounts sold at the current price level and the continued exiting of low margin custom accounts. As a percentage of revenues, cost of goods sold decreased to 49.54% for the six months ended June 30, 2001, from 52.48% for the six months ended June 30, 2000. The 2.94% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to the Company's decision to implement yearly price increases to existing customers, as well as an increase in the number of new accounts sold at the current price level and the continued exiting of low margin custom accounts.

     Selling,  general,  and  administrative  expense for the three months ended
June 30, 2001 approximated $2.15 million, compared to $2.29 million for the three months ended June 30, 2000, a decrease of 6.10% or approximately $139,000. The decrease in selling, general, and administrative expense was principally attributable to the decrease in revenues as well as the Company's decision to outsource its marketing functions. As a percentage of revenues, selling, general and administrative decreased to 40.61% for the three months ended June 30, 2001, from 42.74% for the three months ended June 30, 2000. The 2.13% decrease as a percentage of revenues was principally attributable to the decrease in revenues as well as the Company's decision to outsource its marketing functions, and the elimination of the costs associated with preparations to launch the Company's efulfillment subsidiary in 2000.

     Selling, general, and administrative expense for the six months ended June 30, 2001 approximated $4.60 million, compared to $4.56 million for the six months ended June 30, 2000, an increase of 0.89% or approximately $41,000. As a percentage of revenues, selling, general and administrative increased to 43.29% for the six months ended June 30, 2001, from 43.03% for the six months ended June 30, 2000. The 0.26% increase as a percentage of revenues were principally attributable to the costs associated with the potential merger with Davis Holdings of North Carolina.

     Interest expense was approximately $40,000 for the three months ended June 30, 2001, compared to $66,500 for the three months ended June 30, 2000, a decrease of approximately $26,500. For the six months ended June 30, 2001, interest expense was approximately $87,500 compared to approximately $131,000 for the six months ended June 30, 2000, a decrease of approximately $43,500. The decrease in interest expense was primarily due to a decreased average balance on the Company's line of credit and the reduction of the Company's long-term debt. The average outstanding debt for the first six months in 2001 approximated $2.166 million compared to $3.311 million for the first six months in 2000. Additionally, the average interest rate for the first six months in 2001 approximated 7.69% compared to approximately 8.23% for the same period in 2000.

     Depreciation and amortization expense was approximately $186,000 for the three months ended June 30, 2001, compared to $192,000 for the three months ended June 30, 2000, a decrease of 2.99% or approximately $6,000. Depreciation and amortization expense was approximately $375,000 and $381,000 for the six months ended June 30, 2001 and 2000 respectively, an increase of 1.40% or approximately $6,000.

     Income tax provision was $126,600 for the six months ended June 30, 2001, compared to an income tax benefit of $14,400 for the six months ended June 30, 2000. The provisions for income tax were calculated through the use of estimated income tax rates based upon the income before taxes.


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

     The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility, will cover operating expenditures and meet the short-term debt obligations. The Company's credit facility was due and payable in full on July 30, 2001. The lender has committed to extending the credit facility until July 1, 2002.

     Current assets decreased approximately $1,422,000 due mostly from decreases in accounts receivable ($2,365,000) and inventory ($417,000) offset by an increase in cash ($1,269,000). The decrease in accounts receivable is due to the seasonality of sales being greater in the fourth quarter due to holiday sales in November and December. The decrease in inventory is due to an improved purchasing strategy coupled with an improved processing and inventory ordering system. Current liabilities decreased approximately $2,090,000 due mostly from decreases in short-term debt obligations ($1,712,000), and accounts payable and accrued liabilities ($253,000), and taxes payable ($125,000). The decrease in short-term debt obligations was due to the pay down of the line of credit from the excess cash generated from operations. The decrease in accounts payable was due to the decreased inventory purchases.

     Cash increased approximately $1,269,000. Net cash provided from operating activities was approximately $3,107,000. Net cash used in investing activities was approximately $58,000 due to payments for purchases of new information systems equipment and warehouse equipment. Net cash used by financing activities was approximately $1,780,000, which was due to the reduction on the line of credit.

     The Company does not anticipate any material expenditures out of the ordinary course of business for property and equipment during the next twelve months. Management believes that present resources will meet anticipated requirements.

     On May 8, 2001 the Company announced that it has entered into an Agreement and Plan of Merger with Davis Holdings of North Carolina, Inc. and Davis Acquisition of North Carolina, Inc., (the "Davis Group"). The completion of the merger will have an effect on the Company's liquidity and capital structure. The Company is concerned with the uncertainty of the economy and the uncertainty of the increased unemployment rates in recent months. If these trends would continue it could affect the liquidity in an adverse way over an extended period of time. The Company is aware of no legal or other contingencies, the effect of which are believed by management to be reasonably likely to have a material adverse effect on the Company's financial statements.

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

CAUTIONARY STATEMENT

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in other sections of this Annual Report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts including, without limitation, not discussed its ability to grow through acquisition and strategic alliances and through expanding its current market share and entering new markets, the adequacy of the company's cash resources to fund its current operations, the Company's expectation with respect to expenditures for property and equipment, and the Company's expectations with respect to the diminished effect of seasonality on its business are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the competitive conditions that currently exist in the Company's industry, which could adversely impact sales and erode gross margins; (ii) many of the Company's competitors are significantly larger and better capitalized than the Company; (iii) the Company's loan agreement contains a number of significant covenants that restrict the ability of the Company to engage in certain activities, including the payment of dividends and requires that the Company maintain specified financial ratios, including a minimum capital base, and minimum pretax profits from operations; and (iv) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's profitability. The foregoing list should not be construed as exhaustive and the Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

     The Company is exposed to the impact of interest rate changes on its debt obligations. The Company is not exposed to foreign currency exchange rate risk or investment risk.

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term debt obligation line of credit. The interest rate on this line of credit is prime plus 1/4 percent. The prime interest rate at June 30, 2001 was 6.75 percent. The Company's line of credit is renewable and negotiable yearly. The fluctuation of the interest rate may increase interest expense if the prime interest rate increases before the line of credit could be renegotiated to a fixed rate loan.

PART II - OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS

     The Company is not involved in any material pending legal proceedings, other than ordinary, routine litigation incidental to its business.

ITEM 2:   CHANGES IN SECURITIES
             None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
             None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None

ITEM 5:   OTHER INFORMATION

     The Davis Group has offered to acquire all of the outstanding shares of the Company not currently held by them. A Special Committee of the outside directors was formed to consider the offer and has recommend for approval the latest offer of $2.10 per share for the outstanding shares of common stock not owned by members of the Davis Group.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8K

        (a) Exhibits.
            None

        (b) Reports on Form 8-K
            None


                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CASCO INTERNATIONAL, INC.
                                              Registrant

Date:   August 10, 2001                       By:   /s/ Jeffrey A. Ross
                                                  -----------------------
                                                        Jeffrey A. Ross
                                                        Principal Financial and
                                                        Accounting Officer