Form 10-K/A
period 2000-12-31
CASCO INTERNATIONAL INC
filed 2001-09-12
CIK 1026792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
                  --------------------------------------------
                (Mark One)

        [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                                             OR

        [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ..................to.........................

                         Commission File Number 0-21717

                           CASCO INTERNATIONAL, INC.
             (Exact Name of Registrant as specified in its charter)

            Delaware                                   56-0526145
-------------------------------                    ------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of March 29, 2001 was $3,009,150 (computed by reference to the average bid and asked prices of such shares on such date).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                   OUTSTANDING AT MARCH 29, 2001
                -----                   -----------------------------

Common Stock, par value $0.01 per share              1,774,186


                      DOCUMENTS INCORPORATED BY REFERENCE

None.

Note: The purpose of this amendment is due to SEC Staff comments to a Proxy Statement filed by the Company.

ITEM 6.  SELECTED FINANCIAL DATA.
(In thousands, except per share data)


                            Year        Year       Year      Year       Year
                           Ended       Ended      Ended     Ended      Ended
                          December    December   December  December   December
                             31,         31,        31,       31,        31,
                            2000        1999       1998      1997       1996
                          --------    --------    -------  --------    -------

STATEMENT OF OPERATIONS DATA:
Revenues                $   23,545  $  24,199   $ 21,718  $  19,333   $ 21,959
Costs and expenses          22,952     23,549     22,102     20,007     22,542
                        ----------  ---------   --------  ---------   --------

Income (loss) before income taxes and
cumulative effect of change in
  accounting principle        593        650       (384)      (674)      (583)
Benefit (Provision) for
  income taxes               (252)      (293)       146        256        195
                            -------    -------    -------     ------    -------

Income (loss) before extraordinary gain and
     cumulative effect of change in
     accounting principle     341        357       (238)      (418)      (388)
Cumulative effect of change in
     accounting principle *  -----      -----      -----      -----       597
Extraordinary gain on
     retirement of debt      -----      -----       930       -----      -----
                            --------   --------   -------    --------   -------
Net income (loss)       $     341    $   357     $  692    $  (418)    $  209
                        ============ ==========  ========  ==========  ========


PER SHARE DATA:
Income (loss) before cumulative effect of
change in accounting
principle               $    0.19    $  0.20     $(0.13)   $ (0.34)    $(0.39)
Cumulative effect of change in accounting
principle                   -----      -----      -----      -----       0.59
Extraordinary gain on
retirement of debt          -----      -----       0.52      -----      -----
                        ---------    -------     -------   ----------  --------
Income (loss) per
common share            $    0.19    $  0.20     $ 0.39    $ (0.34)    $ 0.20
                        =========    =======     =======   ==========  ========

Weighted average common and common
equivalent shares       1,782,237  1,783,200  1,783,200   1,225,447   1,003,431
                        =========  =========  ========== =========== ===========

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

The Company has not declared or paid any cash dividends on the Common Stock since it was spun off from Pages, Inc. at the close of business on December 31, 1996.


BALANCE SHEET DATA:
Working capital         $   4,920    $ 4,787     $4,606     $7,202     $5,025

Total assets               16,544     17,344     18,843     16,148     18,249

Long-term debt              2,054      2,190      2,413      4,900      4,125

Stockholders' equity        6,560      6,237      5,880      5,188      3,328

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

     Cash decreased approximately $2,200. Net cash provided from operating activities was approximately $1,145,000. Net cash used in investing activities was approximately $352,000 due to payments for purchases of new information systems. Net cash used by financing activities was approximately $795,000, which was due to the reduction on the line of credit and the purchase of 9,014 shares of Company stock at $2 per share. The Company does not anticipate any material expenditures for property and equipment during the next twelve months, out of the ordinary course of business. Management believes that present resources will meet anticipated requirements for its current operations.

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

Note 1 - Nature of Business and Summary of Significant Accounting Policies

BASIS OF PRESENTATION

     On February 28, 1990, in a transaction accounted for as a purchase, all of the outstanding stock of the Company was acquired by Pages, Inc. ("Pages"). These financial statements were prepared under the resulting new basis of accounting that reflects the fair values of assets acquired and liabilities assumed.

     On July 30, 1998 the Company entered into an agreement with Awards & Gifts, Inc. and Richard W. Terlau, Jr., providing for the purchase of substantially all assets and certain liabilities of Awards & Gifts by the Company. The Company utilized purchase accounting for this acquisition. Under the terms of the Asset Purchase Agreement, the assets included Awards & Gifts customer list, machinery and equipment, inventories, Awards & Gifts intellectual property assets, prepaid expenses, and a real property lease. The purchase price for the assets was $1.5 million with certain adjustments made for pro-rated items, with $1.3 million in cash and a $200,000 promissory note. The note is secured by an Irrevocable Standby Letter of Credit issued by Branch Banking & Trust Company. The purchase price under the Asset Purchase Agreement was determined by arm's length negotiations between the parties based on the market value of the assets purchased and sold. The goodwill acquired in this transaction will be amortized over fifteen years using the straight-line method. The acquisition was financed with proceeds from its revolving credit facility with Branch Banking & Trust Company. The Buyer and the Seller mutually agreed on the following allocation of the purchase price among the Assets:

Inventory                            $122,832
Computer Equipment                     10,000
Office Equipment                       10,000
Furniture and Fixtures                 30,000
Goodwill                            1,326,633

None of the  Seller's  liabilities  were  assumed  by the  Buyer.  There were no
adjustments  between  the  Seller's  financial   statements  and  the  Company's
financial statements.

     On October 1, 1998 the Company entered into an agreement with American Awards & Gifts, Inc. and Frank G. and Judith J. McGinnis, providing for the purchase of substantially all assets and certain liabilities of American Awards & Gifts, Inc. by the Company. The Company utilized purchase accounting for this acquisition. Under the terms of the Asset Purchase Agreement, the assets included American Awards & Gifts customer list, machinery and equipment, tools and dies, inventories, intellectual property assets, and general intangibles, the liabilities included the assumption of certain accounts payable. The purchase price for the assets was $255,177 with $100,000 in cash and a $155,177 promissory note. The purchase price under the Asset Purchase Agreement was determined by arm's length negotiations between the parties based on the market value of the assets purchased and sold. The goodwill acquired in this transaction will be amortized over fifteen years using the straight-line method. The Buyer and the Seller mutually agreed on the following allocation of the purchase price among the Assets:

Furniture and Fixtures          $10,000
Tools & Dies                     12,000
Inventory                         1,500
Non-Competition Agreement        36,000
Goodwill                        195,677

None of the  Seller's  liabilities  were  assumed  by the  Buyer.  There were no
adjustments  between  the  Seller's  financial   statements  and  the  Company's
financial statements.

REVENUE RECOGNITION

     Revenues from the sale of incentive awards are generally recognized upon shipment and delivery of the related merchandise except for revenue recognized for advanced deposits for certain programs. Advance deposits are recognized upon shipment and delivery of the related goods. Additionally, management has estimated, based on prior experience, the percentage of programs that will never ship. These revenues are recognized as revenue over the contract period. Revenues from services are insignificant. Returns from the sales of incentive awards and from services are insignificant.

ACCOUNTS RECEIVABLE

     The Company sells its products to numerous commercial and industrial customers across the United States and Canada. The accounts receivable are well diversified and are expected to be repaid in the normal course of business. The Company has not provided any allowance for sales, returns and allowances based on management's estimates of collection. Returns from the sales of incentive awards and from services are insignificant. The Company has elected to record bad debts using the direct write-off method. Generally Accepted Accounting Principles require that the allowance method be used to recognize bad debts; however, Management believes that the amounts of accounts receivable that are directly written off are not material. The amount of direct write-offs were $46,872 and $13,990 at December 31, 2000 and December 31, 2001 respectively.


Note 2 - STOCK OPTIONS AND WARRANTS

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


                             December 31, 2000            December 31, 1999
                       --------------------------    --------------------------
                                    Weighted Average           Weighted Average
Incentive Stock
Option Plan             Number       Exercise Price    Number   Exercise Price
---------------        --------     ----------------  --------  ---------------

  Outstanding, beginning
   of year              601,140         $2.0212         273,140      $2.8001
  Granted                66,000         $2.7347         421,500      $1.7649
  Canceled              117,360         $2.1302          93,500      $2.3529
  Exercised               None            -----           None        -----
                       ---------------------------    -------------------------
Outstanding, end
  of year               549,780         $2.2177         601,140      $2.1438
                       ---------------------------    -------------------------

Exercise price range of
options outstanding     $1.0000                         $1.0000
                             to                              to
                        $4.2400                         $3.7037

Non-Employee Director Option Plan
---------------------------------
  Outstanding, beginning
   of year              220,800         $2.0212          55,800      $2.8094
  Granted                10,000         $4.1250         180,000      $1.7500
  Canceled                None            -----          15,000      $2.0000
  Exercised               None            -----            None       -----
                        ---------------------------    ------------------------
Outstanding, end
  of year               230,800          2.1124         220,800      $2.0212
                        ---------------------------    ------------------------

Exercise price
range of options
outstanding               $1.75                           $1.75
                             to                              to
                          $4.17                           $4.17


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

     Warrants to purchase 30,000 shares of CASCO International, Inc., common stock were issued February 28, 1998 to R. L. Renck & Co., Inc. The Warrants vest at 2,500 per month commencing on February 28, 1998 and continuing through January 31, 1999 at an exercise price of $3.00 per share. The warrants are exercisable for five years from the date of issuance. The warrants are valued at the fair market value of the common stock at the date of grant.

     Additional warrants to purchase 30,000 shares of CASCO International, Inc., common stock were issued June 27, 1999 to R. L. Renck & Co., Inc. The warrants vest at 10,000 shares on June 27, 1999 then at a rate of 2,500 shares per month from June 27, 1999 to February 26, 2000 at an exercise price of $2.75 per share. The warrants are exercisable for five years from the date of issuance. The fair market value of common stock at the date of grant was $1.94.


                                                                     Proceeds
                      Date Granted or      Shares      Exercise     to Company
                          Issued         Exercisable     Price    Upon Exercise
                         --------        -----------    -------   -------------
Incentive
Stock Options:
-------------

1996 Plan             January 17, 1997      14,580      $3.7037      $54,000
1996 Plan             March 26, 1997         5,400       3.7037       20,000
1996 Plan             March 12, 1997        37,800       3.2407      122,498
1997 Plan             December 29, 1997      7,000       3.0625       21,438
1997 Plan             January 20, 1998      60,000       2.8750      172,500
1997 Plan             March 3, 1998         20,000       2.8125       56,250
1997 Plan             April 1, 1998          5,000       3.5000       17,500
1997 Plan             October 12, 1998       5,000       1.0000        5,000
1997 Plan             May 27, 1999         349,000       1.7500      610,750
1999 Plan             January 19, 2000      20,000       2.0600       41,200
1999 Plan             February 1, 2000      20,000       2.1300       42,600
1999 Plan             April 25, 2000         1,000       4.2400        4,240
2000 Plan             July 31, 2000          5,000       2.6100       13,050

Non-Employee
Director Options:
----------------
1996 Plan             June 25, 1997         10,800     $4.1667        45,000
1996 Plan             January 20, 1998      30,000      2.8750        86,250
1997 Plan             May 27, 1999         180,000      1.7500       315,000
1999 Plan             April 5, 2000         10,000      4.1300        41,300


Warrants:
--------
                      September 19, 1997 1,560,000       $5.50     8,580,000
                      February 28, 1998     30,000        3.00        90,000
                      June 27, 1999         30,000        2.75        82,500
                                         ---------                 ---------

Total                                    2,400,580               $10,421,076
                                         =========               ===========

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


                                             2000    1999    1998
                                             ----    ----    ----

Risk-free interest rate                       6%       6%      6%
Dividend yield                                0%       0%      0%
Volatility factor                           105.0%   104.4%  107.7%
Weighted average expected life in years       3.3      5       5


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and earnings per share were as follows:



                                          2000       1999       1998
                                        --------   --------   --------

Net income as reported                  $340,994   $357,495   $692,266
Net income-pro forma                     240,594    357,495    623,266
Income per common share -
   as reported                          $   .19    $    .20   $   .39
Income per common shares -
   pro forma                            $   .13    $    .13   $   .35
Weighted average fair value of
   options granted during the year      $  2.73    $   1.76   $  2.53

     These pro forma calculations only include the effects of 2000, 1999, and 1998 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.


Note 3 - DEBT OBLIGATIONS

        Debt obligations consisted of the following:

                                        December 31,            December 31,
                                            2000                    1999
                                        -----------             ------------

Line of  credit  with  interest  at
prime  plus 1/4  percent;  interest
payable monthly,  maturing on
July 30, 2001,  collateralized by
accounts  receivable and
inventory of the Company
($3,280,226 available at
December 31,2000).                      $1,719,774              $2,262,189



First National Bank first deed of trust
on the Shelby facilities.  Payable in
monthly installments of $24,088 including
interest (7 1/2 percent) through March of
2013.  The term of the loan is fifteen years,
callable after five years and guaranteed
by the President.                       2,101,892               2,209,767



Promissory note payable with interest at 8
percent, payable in two annual installments
through July 30, 2000.  Collateralized by
letter of credit at Branch Banking & Trust. -----                100,000


Promissory note payable with interest at 6
percent, payable in monthly installments
through October 1, 2003.                  91,055                 118,225
                                      ----------               ----------

Current portion                        3,912,721               4,690,181
Long term portion                      1,858,485               2,500,465
                                      ----------               ----------
                                      $2,054,236              $2,189,716
                                      ==========              ==========

     The interest rate for the line as of December 31, 2000 and 1999 was prime plus 1/4 percent and prime plus 1/2 percent, respectively.

     The prime  interest  rate at December 31, 2000 and 1999 was 9.5 percent and
8.5 percent, respectively. The carrying amount of the Company's short-term debt obligations approximates fair value.

     The line of credit facility also includes certain financial covenants, including covenants that the Company maintain certain financial ratios. In addition, the credit facility contains limitations on capital expenditures, fixed asset sales, loans and/or advances to shareholders and employees, restrictions on operating leases and limitation on dividends paid on common stock to $100,000 annually. The Company was in violation of one covenant pertaining to purchase of its common stock. The Company has received a waiver for this violation for the year ended December 31, 2000. The treasury stock was purchased from a third-party stockholder at the fair market value at the date of the purchase. The bank waiver was a one-time waiver for the year ended December 31, 2000 and when the line of credit was renegotiated in July 2001, this loan covenant was removed from the loan agreement. As the line of credit was due in July 2001, it was included in the current portion of long-term debt in the financial statements.

The aggregate long-term debt payments as of December 31, 2000 for each of the next three years are:

                2001              1,858,485
                2002                152,266
                2003              1,901,970
                Total            $3,912,721
                                  =========


Note 4 - COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various non-cancelable operating leases. Operating leases are principally for office and warehouse facilities, equipment and vehicles. Rent expense under operating leases amounted to $248,571, $269,962 and $152,128, for the years ended December 31, 2000, 1999 and 1998, respectively. The future minimum rentals under non-cancelable operating leases during subsequent fiscal years are as follows:

                    YEARS ENDING
                    DECEMBER 31,
                        2001                    $  236,910
                        2002                       123,518
                                                ----------
                                                $  360,428
                                                ==========

Note 10 - Quarterly Results (Unaudited)

     Summary data relating to the results of operations for each quarter of the years ended December 31, 2000 and 1999 follows (in thousands except per share amounts):



                                                Three Months Ended
                        Mar. 31         Jun. 30         Sept. 30        Dec. 31
-------------------------------------------------------------------------------

Fiscal year 2000
  Net Revenue           $5,243          $5,355          $4,551          $8,397
  Gross profit           2,507           2,529           2,228           3,646
  Income (loss) from
    continuing operations   46              49            (244)          1,044
  Net income (loss)        (11)            (11)           (197)            560
  Income (loss) from
    continuing operations
    per common share
      Basic             $  .03          $  .03          $ (.14)         $  .59
      Diluted           $  .03          $  .03          $ (.14)         $  .52
  Net income
     Basic              $ (.01)         $  .00          $ (.11)         $  .31
     Diluted            $ (.01)         $  .00          $ (.11)         $  .28

Fiscal year 1999
  Net Revenue           $5,966          $5,869          $4,268          $8,095
  Gross profit           2,942           2,586           2,010           3,343
  Income (loss) from
    continuing operations  582              44            (348)            745
  Net income (loss)        288             (26)           (269)            365
  Basic and diluted
    income (loss) from
    continuing operations
    per common share    $  .33          $  .02          $ (.20)         $  .42
  Net income
     Basic              $  .16          $ (.01)         $ (.15)         $  .20
     Diluted            $  .16          $ (.01)         $ (.15)         $  .20
-------------------------------------------------------------------------------

                                  SCHEDULE II

                 Valuation and Qualifying Accounts and Reserves
              for the years ended December 31, 2000, 1999 and 1998


                                        Additions
                                ---------------------------
                                           Charged to
                   Balance at   Charged to    other                  Balance at
                   Beginning    costs and    accounts-   Deductions-    End of
Description        of period     expenses    describe     describe      period
--------------------------------------------------------------------------------

2000 Inventory Reserve 90,656       0           0             0         90,656
1999 Inventory Reserve 90,656       0           0             0         90,656
1998 Inventory Reserve 90,656       0           0             0         90,656

                           CASCO INTERNATIONAL, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                                Page
Independent Auditors' Report--                                   29
Hausser + Taylor LLP - for the years ended December 31, 2000, 1999 and 1998.

Statements of operations--                                       30
Years ended December 31,  2000, 1999 and 1998.

Balance sheets--                                                 31
December 31, 2000 and December 31, 1999.

Statements of cash flows--                                       33
Years ended December 31, 2000, 1999 and 1998.

Statements of stockholders' equity--                             34
Years ended December 31, 2000, 1999 and 1998.

Notes to the financial statements--                              35
Years ended December 31, 2000, 1999 and 1998.

Financial Statement Schedule                                     27
        Schedule II - Valuation and Qualifying Accounts and Reserves

     All  other  schedules  are  omitted,   not  applicable  under  the  related
instructions, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of CASCO INTERNATIONAL, INC.
Shelby, North Carolina

We have audited the accompanying balance sheets of CASCO INTERNATIONAL, INC., (the "Company"), as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements and financial statement schedule present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.


                                                /s/ Hausser +  Taylor LLP

Columbus, Ohio
March 19, 2001