Form 10-K/A
period 2000-12-31
CASCO INTERNATIONAL INC
filed 2001-11-01
CIK 1026792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)
                  --------------------------------------------
                                   (Mark One)

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

ITEM 6.  SELECTED FINANCIAL DATA.
(In thousands, except per share data)

                                Year      Year      Year      Year      Year
                                Ended     Ended     Ended     Ended     Ended
                               December  December  December  December  December
                                 31,        31,       31,       31,       31,
                               ------------------------------------------------
                                2000       1999      1998      1997      1996
                               ------------------------------------------------
                              (Restated)(Restated)
                                  **        **
STATEMENT OF OPERATIONS DATA:
Revenues                      $  23,545  $ 24,199  $ 21,718  $ 19,333  $ 21,959
Costs and expenses               22,989    23,579    22,102    20,007    22,542
                              ---------  --------  --------  --------  --------

Income (loss) before income
  taxes and cumulative effect
  of change in accounting
  principle                         556       620      (384)     (674)     (583)
Benefit (Provision) for
  income taxes                     (238)     (281)      146       256       195
                              ---------  --------   -------   -------  --------

Income (loss) before extraordinary gain and
     cumulative effect of change in
     accounting principle           318       339      (238)    (418)      (388)
Cumulative effect of change in
     accounting principle *       -----     -----     -----    -----        597
Extraordinary gain on retirement
     of debt                      -----     -----       930    -----      -----
                              ---------  --------    ------   ------    -------
Net income (loss)             $     318  $    339  $    692  $  (418)  $    209
                              =========  ========   =======  =======   ========

PER SHARE DATA:
Income (loss) before cumulative effect of
     change in accounting
     principle                $    0.18  $   0.19  $  (0.13) $ (0.34)  $  (0.39)
Cumulative effect of change in accounting
     principle                    -----     -----     -----    -----       0.59
Extraordinary gain on
     retirement of debt           -----     -----      0.52    -----      -----
                               --------   -------   -------  -------    -------

Income (loss) per common
     share                    $    0.18  $   0.19  $   0.39  $ (0.34)  $   0.20
                              =========  ========  ========  ========  ========

Weighted average common and common
     equivalent shares        1,782,237 1,783,200 1,783,200 1,225,447 1,003,431
                              ========= ========= ========= ========= =========

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

**The financial statements have been restated for the effect of warrants. See financial statement notes for additional information.

The Company has not declared or paid any cash dividends on the Common Stock since it was spun off from Pages, Inc. at the close of business on December 31, 1996.

BALANCE SHEET DATA:

Working capital               $  4,920  $  4,787  $   4,606 $  7,202  $   5,025

Total assets                    16,544    17,344     18,843   16,148     18,249

Long-term debt                   2,054     2,190      2,413    4,900      4,125

Stockholders' equity             6,586     6,250      5,880    5,188      3,328

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

RESULTS OF OPERATIONS

     The table below sets forth certain financial data expressed as a percentage of revenues (Percentage may not total 100% due to rounding):


                                        Percentage of Revenues
                                  --------------------------------------
                                    Twelve        Twelve         Twelve
                                    Months        Months         Months
                                    Ended         Ended           Ended
                                   December      December       December
                                      31,           31,            31,
                                     2000          1999           1998
                                  --------------------------------------
                                  (RESTATED)    (RESTATED)

Total revenue                       100.0%        100.0%        100.0%
Cost of goods sold                   53.7%         55.0%         58.6%
                                   -------        ------        ------

Gross profit                         46.3%         45.0%         41.4%
Selling, general, and administrative 39.5%         37.9%         38.6%
Interest                              1.3%          1.5%          1.6%
Depreciation and amortization         3.2%          3.0%          2.4%
Loss on Sale of Building              ---            ---          0.7%
                                   -------        ------        ------

Income (loss) from continuing operations
  before income taxes                 2.5%          2.6%         (1.7%)
                                   =======        ======        ======




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

     Selling, general, and administrative expense for the year ended December 31, 2000 approximated $9.3 million, compared to approximately $9.2 million for the year ended December 31, 1999, an increase of 1.4% or approximately $124,000. The increase in selling, general and administrative expenses was due to the expansion of the employee based sales force as well as the expansion of the marketing department. As a percentage of revenues, selling, general and administrative increased to 39.5% in 2000 from 37.9% in 1999. The 1.6% increase as a percentage of revenues was principally attributable to the expansion of the employee based sales force into new markets .

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

     Income tax provision was $238,000 for the year ended December 31, 2000, compared to an income tax provision of $281,000 for the year ended December 31, 1999. The provisions for income tax were calculated through the use of estimated income tax rates based upon the income before income taxes.

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

     Selling, general, and administrative expense for the year ended December 31, 1999 approximated $9.2 million for the year ended December 31, 1999, compared to approximately $8.4 million for the year ended December 31, 1998, an increase of 9.4% or approximately $789,000. The increase in selling, general and administrative expenses was due to increased sales and the expansion of the employee based sales force. As a percentage of revenues, selling, general and administrative decreased to 37.9% in 1999 from 38.6% in 1998. The 0.9% decrease as a percentage of revenues was principally attributable to benefits obtained from aggressive cost containment policies and efficiencies gained from the new computer processing system.

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

     Income tax provision was $281,000 for the year ended December 31, 1999, compared to an income tax benefit of $145,500 for the year ended December 31, 1998. The provisions for income tax were calculated through the use of estimated income tax rates based upon the income (loss) before income taxes.


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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial statement schedule present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United Sates of America.

As discussed in Note 11 to the financial statements, these financial statements have been restated for the accounting for warrants issued to a non-employee.



                                                /s/ Hausser +  Taylor LLP

Columbus, Ohio
March 19, 2001, except for Note 11 as to which the date is October 18, 2001



                           CASCO INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS
              For the years ended December 31, 2000, 1999 and 1998

                                        2000            1999            1998
                                    -----------    -----------     -----------
                                     (RESTATED)     (RESTATED)

Revenue                             $23,545,410    $ 24,199,483    $ 21,718,213

Operating costs and expenses:
Cost of goods sold .............     12,634,959      13,318,115      12,716,740
Selling, general and administrative   9,290,735       9,166,905       8,377,665
Depreciation and amortization ......    761,347         722,104         520,027
     Total operating costs and       ----------      ----------      ----------
        expenses                     22,687,041      23,207,124      21,614,432

Operating income ............           858,369         992,359         103,781

Other expense:
Interest expense ...............        301,859         372,378         335,871
Loss on sale of building .......           --              --           151,144
                                     ----------      ----------      ----------
     Total other expenses .......       301,859         372,378         487,015

Income (loss) before income taxes and
extraordinary item ..............       556,510         619,981        (383,234)
Benefit (provision) for income taxes   (238,000)       (281,000)        145,500
                                     ----------      ----------      ----------
Income (loss) before extraordinary gain on
retirement of debt .................    318,510         338,981        (237,734)

Extraordinary gain on retirement of debt (less
      income taxes of $570,000)            --              --           930,000
                                     ----------      ----------      ----------
Net Income (Loss) ..............   $    318,510    $    338,981    $    692,266
                                     ==========     ===========    ============
EARNINGS PER SHARE - BASIC
Income (loss) before extraordinary
   item                            $       0.18    $       0.19    $      (0.13)
Extraordinary gain on retirement
   of debt                                 --              --              0.52
                                   ------------    ------------    ------------
Net Income (Loss) ..............   $       0.18    $       0.19    $       0.39
                                   ============    ============    ============
EARNINGS PER SHARE - DILUTIVE
Income (loss) before extraordinary
   item ..........                 $       0.16    $       0.19    $      (0.13)
Extraordinary gain on retirement of debt   --              --              0.52
                                   ------------    ------------    ------------
                                   $       0.16    $       0.19    $       0.39
                                   ============    ============    ============
Weighted average common shares outstanding
  Common .......................      1,782,237       1,783,200       1,783,200
                                   ============    ============    ============
  Diluted ......................      1,972,400       1,826,442       1,783,200
                                   ============    ============    ============


    The accompanying notes are an integral part of the financial statements.


                           CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                           December 31, 2000 and 1999




        ASSETS                                       2000           1999
                                                 -----------    -----------
                                                  (RESTATED)     (RESTATED)

Current Assets:
Cash ........................................   $      4,551    $      6,797
Accounts receivable .........................      4,955,595       4,910,886
Inventory ...................................      4,316,076       4,714,063
Prepaid expenses ............................        959,623       1,033,274
Deferred tax asset ..........................        102,000         102,000
                                                  ----------      ----------
Total current assets ........................     10,337,845      10,767,020
                                                  ----------      ----------
Buildings and equipment:
Buildings ...................................      2,657,263       2,627,727
Equipment ...................................      3,537,335       3,223,615
                                                  ----------      ----------
                                                   6,194,598       5,851,342
Less accumulated depreciation ...............     (3,137,550)     (2,540,828)
                                                  ----------      ----------
                                                   3,057,048       3,310,514
Land ........................................        111,468         111,468
                                                  ----------      ----------
Total property and equipment, net ...........      3,168,516       3,421,982
                                                  ----------      ----------
Other assets:
Cost in excess of net assets acquired, net of
   accumulated amortization of $615,471 and
   $479,819 respectively ....................      2,270,598       2,406,250
Other .......................................        767,167         748,376
                                                  ----------      ----------
                                                   3,037,765       3,154,626
                                                ------------    ------------
TOTAL ASSETS ................................   $ 16,544,126    $ 17,343,628
                                                ============    ============


    The accompanying notes are an integral part of the financial statements.




                           CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                           December 31, 2000 and 1999



LIABILITIES AND STOCKHOLDERS' EQUITY                 2000            1999
                                                ------------    ------------
                                                  (RESTATED)      (RESTATED)


Liabilities:
  Accounts payable ..........................   $    488,726    $    965,112
  Short-term debt obligations................      1,858,485       2,500,465
  Accrued liabilities .......................        329,858         304,273
  Advanced deposits-current .................      2,615,550       1,854,785
  Accrued taxes payable .....................        125,000         355,000
                                                ------------    ------------
        Total current liabilities ...........      5,417,619       5,979,635
                                                ------------    ------------
Long-term debt ..............................      2,054,236       2,189,716
Advanced deposits-noncurrent ................      1,966,003       2,402,975
Deferred tax liability ......................        519,775         521,775
                                                ------------    ------------
        Total Liabilities ...................      9,957,633      11,094,101
                                                ------------    ------------
Commitments and contingencies ...............           --              --

Stockholders' equity:
 Preferred shares:  $.01 par value; authorized
  300,000 shares; none issued and outstanding           --              --
 Common shares par value $.01, authorized
  5,000,000, issued 1,783,200 ...............         17,832          17,832
 Capital in excess of par value..............      6,484,584       6,448,100
 Retained earnings (deficit).................        102,105        (216,405)
                                                ------------    ------------
                                                   6,604,521       6,249,527
 Less treasury stock, at cost 9,014 shares ..        (18,028)           --
                                                ------------    ------------
        Total stockholders' equity ..........      6,586,493       6,249,527
                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..   $ 16,544,126    $ 17,343,628
                                                ============    ============



    The accompanying notes are an integral part of the financial statements.



                           CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998



                                        2000            1999            1998
                                      ---------      ---------       ---------
                                      (RESTATED)      (RESTATED)
Cash flows from operating activities:
Net income (loss)  .............   $    318,510    $    338,981    $    692,266
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
   Depreciation and amortization        761,347         722,104         520,027
   Loss of sale of building .....          --              --           151,144
   Extraordinary gain on retirement of
    debt                                   --              --        (1,500,000)
   Deferred provision (benefit)          (2,000)        (74,000)        424,500
   Warrant compensation cost ...         36,484          30,514            --
   Changes in assets and liabilities:
   (Increase) decrease in assets:
      Accounts receivable ......        (44,709)        629,276        (496,739)
      Inventory ................        397,987         551,734        (595,713)
      Prepaid expenses and other assets  34,830          28,246        (174,792)
   Increase (decrease) in liabilities:
      Accounts payable and accrued
       liabilities ....                (680,801)         29,146         212,970
      Advanced deposits ..........      323,793        (321,999)         69,771
                                   ------------    ------------   -------------
        Total adjustments .........     826,931       1,595,021      (1,388,832)
                                   ------------    ------------   -------------
Net cash provided by (used in)
  operating activities                1,145,441       1,934,002        (696,566)
                                   ------------    ------------   -------------
Cash flows from investing activities:
Sale of building ................          --              --           421,187
Sale of equipment ...............        17,890            --              --
Payments for purchases of property
  and equipment ..                     (370,089)       (429,445)       (731,436)
                                   ------------    ------------   -------------
Cash used in investing activities      (352,199)       (429,445)       (310,249)

Cash flows from financing activities:
Proceeds from debt obligation ...    20,082,765      18,677,466      13,759,044
Principal payments on debt ......   (20,860,225)    (20,282,708)    (12,718,263)
Payment for purchase of common stock    (18,028)           --              --
Cash provided by (used in) financing ----------    ------------    ------------
  activities ...                       (795,488)     (1,605,242)      1,040,781

Increase (decrease) in cash .....        (2,246)       (100,685)         33,966
Cash, beginning of year .........         6,797         107,482          73,516
                                   ------------    ------------    ------------
Cash, end of year ...............  $      4,551    $      6,797    $    107,482
                                   ============    ============    ============
Other Cash Flow Information:
Cash payments during the year for:
   Interest .....................  $    298,805    $    386,069    $    307,156
   Income taxes, net of refunds .       545,678           7,000            --

Noncash Financing Activities:
Payment of subordinated debt ....  $      -----    $       --      $  3,500,000
Subordinated debt replaced with
 line of credit ....               $      -----    $       --      $  3,500,000
Acquisitions of assets and
 goodwill ..............           $      -----    $       --      $  1,745,642
Increase in line of credit for
 acquisitions .......              $      -----    $       --      $  1,745,642





    The accompanying notes are an integral part of the financial statements.

                           CASCO INTERNATIONAL, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998


                                Capital in Retained
                       Common   Excess of  Earnings      Treasury
             Shares     Stock   Par Value  (Deficit)       Stock      Total
            -------    ------   ---------  ---------     ---------    ------

Balance
 December 31, 1997
            1,783,200  $17,832 $6,417,586  $(1,247,652)   $ --      $ 5,187,766

Net Income ... --        --        --          692,266      --          692,266

Balance
 December 31, 1998
            1,783,200   17,832  6,417,586     (555,386)     --        5,880,032

Warrant Compensation Cost          30,514                                30,514

Net Income (RESTATED)
                --         --       --         338,981      --          338,981

Balance December 31, 1999
(RESTATED) .1,783,200   17,832  6,448,100     (216,405)     --        6,249,527

Net Income(RESTATED)
                --         --        --        318,510      --          318,510

Warrant Compensation Cost          36,484                                36,484

Purchase of 9,014 shares
               (9,014)     --        --            --    (18,028)       (18,028)
            ----------  --------   -------     -------  ----------    ---------
Balance December 31, 2000
(RESTATED)  1,774,186  $17,832 $6,484,584   $ 102,105  $(18,028)   $ 6,586,493
            =========  ======= ==========   =========  =========   ===========


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


BASIS OF PRESENTATION

     On February 28, 1990, in a transaction accounted for as a purchase, all of the outstanding stock of the Company was acquired by Pages, Inc. ("Pages"). These financial statements were prepared under the resulting new basis of accounting that reflects the fair values of assets acquired identified in the agreements in accordance with Accounting Principles Board ("APB") No. 16, "Business Combination".

     On July 30, 1998 the Company entered into an agreement with Awards & Gifts, Inc. and Richard W. Terlau, Jr., providing for the purchase of substantially all assets of Awards & Gifts by the Company. The Company utilized purchase accounting for this acquisition. Under the terms of the Asset Purchase
Agreement, the assets included Awards & Gifts customer list, machinery and equipment, inventories, and an assumption of a real property operating lease. The purchase price for the assets was $1.5 million with certain adjustments made for pro-rated items, with $1.3 million in cash and a $200,000 promissory note. The note is secured by an Irrevocable Standby Letter of Credit issued by Branch Banking & Trust Company. The purchase price under the Asset Purchase Agreement was determined by arm's length negotiations between the parties based on the fair market value of the assets purchased and sold. The goodwill acquired in this transaction will be amortized over fifteen years using the straight-line method. The acquisition was financed with proceeds from its revolving credit facility with Branch Banking & Trust Company. The Buyer and the Seller mutually agreed on the following allocation of the purchase price among the Assets:


                        Seller (1)      Adjustments (2)         Buyer (3)
Inventory               $335,944        $   (213,112)               $122,832
Computer Equipment        28,572             (18,572)                 10,000
Office Equipment           ---                10,000                  10,000
Furniture and Fixtures     ---                30,000                  30,000
Goodwill                   ---             1,326,633               1,326,633

(1)  Represents Awards & Gifts financial statement

(2) Represents adjustments to record assets acquired at fair market value at date of acquisition. Goodwill was recorded for the difference between the purchase price and the fair market value of assets acquired.

(3)  Represents the Company.

None of the Seller's liabilities were assumed by the Buyer.


     On October 1, 1998 the Company entered into an agreement with American Awards & Gifts, Inc. and Frank G. and Judith J. McGinnis, providing for the purchase of substantially all assets of American Awards & Gifts, Inc. by the Company. The Company utilized purchase accounting for this acquisition. Under the terms of the Asset Purchase Agreement, the assets included American Awards & Gifts customer list, machinery and equipment, tools and dies, and inventories. The purchase price for the assets was $255,177 with $100,000 in cash and a $155,177 promissory note. The purchase price under the Asset Purchase Agreement was determined by arm's length negotiations between the parties based on the fair market value of the assets purchased and sold. The goodwill acquired in this transaction will be amortized over fifteen years using the straight-line method. The Buyer and the Seller mutually agreed on the following allocation of the purchase price among the Assets:

                                Seller (4)      Adjustments (5)      Buyer (6)
Inventory                       $    ---            $1,500            $1,500
Tools & Dies                         ---            12,000            12,000
Furniture and Fixtures               ---            30,000            30,000
Non-Competition Agreement            ---            36,000            36,000
Goodwill                             ---           195,677           195,677

(4)  Represents  American  Awards  &  Gifts  financial   statements  which  were
     maintained on a cash basis.

(5) Represents adjustments to record assets acquired at fair market value at date of acquisition. Goodwill was recorded for the difference between the purchase price and the fair market value of assets acquired.

(6)  Represents the Company.


None of the Seller's liabilities were assumed by the Buyer.

USE OF MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

ADVANCE DEPOSITS

     The Company receives cash advance deposits from customers for several of its incentive programs. These advance deposits represent deferred revenue which will be recorded in accordance with the revenue recognition policy as noted above. The following summarizes the activity in the advance deposit accounts for the years ended December 31, 2000, 1999 and 1998, respectively:

                                     2000             1999           1998

Balance beginning of year         $4,257,760       $4,579,759     $4,509,988

Cash receipts                      3,608,635        3,629,535      3,529,062

Revenue recognized                (3,284,842)      (3,951,534)    (3,459,291)
                                  ----------       ----------     -----------
Balance end of year               $4,581,553       $4,257,769     $4,579,759
                                  ==========       ==========     ==========
Advance deposits, end of year:
  Current                         $2,615,550       $1,854,785     $1,926,406
  Long-term                        1,966,003        2,402,975      2,653,353
     Total                        $4,581,553       $4,257,760     $4,579,759


ACCOUNTS RECEIVABLE

     The Company sells its products to numerous commercial and industrial customers across the United States and Canada. The accounts receivable are well diversified and are expected to be repaid in the normal course of business. The Company has not provided any allowance for sales, returns and allowances based on management's estimates of collection. Returns from the sales of incentive awards and from services are insignificant. The Company has elected to record bad debts using the direct write-off method. Generally Accepted Accounting Principles require that the allowance method be used to recognize bad debts; however, Management believes that the amounts of accounts receivable that are directly written off are not material. The amount of direct write-offs were $46,872, $13,990 and $28,958 at December 31, 2000, 1999 and 1998 respectively.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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


                                   December 31, 2000       December 31, 1999
                                ------------------------ ----------------------
                                        Weighted Average        Weighted Average
Incentive Stock Option Plan     Number  Exercise Price   Number  Exercise Price
  Outstanding, beginning        ------  --------------   ------  --------------
        of year                 601,140     $2.0212     273,140      $2.8001
  Granted                        66,000     $2.7347     421,500      $1.7649
  Canceled                      117,360     $2.1302      93,500      $2.3529
  Exercised                       None       -----        None        -----
                                ----------------------  -----------------------
Outstanding, end of year        549,780     $2.2177     601,140      $2.1438
                                ----------------------  -----------------------
Exercise price range of options
outstanding                     $1.0000                 $1.0000
                                     to                      to
                                $4.2400                 $3.7037

Non-Employee Director Option Plan
  Outstanding, beginning
        of year                 220,800     $2.0212      55,800      $2.8094
  Granted                        10,000     $4.1250     180,000      $1.7500
  Canceled                        None        -----      15,000      $2.0000
  Exercised                       None        -----       None         -----
                                ----------------------  -----------------------
Outstanding, end of year        230,800      2.1124     220,800      $2.0212
                                ----------------------  -----------------------
Exercise price range of options
outstanding                       $1.75                 $1.75
                                     to                    to
                                  $4.17                 $4.17




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

     For the R. L. Renck & Co., Inc. warrants, compensation cost, net of tax, of $22,484 and $18,864 was recorded for the years ended December 31, 2000 and 1999, respectively.



                                                                   Proceeds
                     Date Granted or    Shares      Exercise       to Company
                          Issued      Exercisable     Price       Upon Exercise
                     ---------------  -----------   --------      -------------
Incentive
Stock Options:
--------------
1996 Plan           January 17, 1997    14,580       $3.7037         $54,000
1996 Plan           March 26, 1997       5,400        3.7037          20,000
1996 Plan           March 12, 1997      37,800        3.2407         122,498
1997 Plan           December 29, 1997    7,000        3.0625          21,438
1997 Plan           January 20, 1998    60,000        2.8750         172,500
1997 Plan           March 3, 1998       20,000        2.8125          56,250
1997 Plan           April 1, 1998        5,000        3.5000          17,500
1997 Plan           October 12, 1998     5,000        1.0000           5,000
1997 Plan           May 27, 1999       349,000        1.7500         610,750
1999 Plan           January 19, 2000    20,000        2.0600          41,200
1999 Plan           February 1, 2000    20,000        2.1300          42,600
1999 Plan           April 25, 2000       1,000        4.2400           4,240
2000 Plan           July 31, 2000        5,000        2.6100          13,050


Non-Employee
Director Options:
----------------
1996 Plan           June 25, 1997       10,800      $4.1667          45,000
1996 Plan           January 20, 1998    30,000       2.8750          86,250
1997 Plan           May 27, 1999       180,000       1.7500         315,000
1999 Plan           April 5, 2000       10,000       4.1300          41,300


Warrants:
---------
                 September 19, 1997  1,560,000        $5.50       8,580,000
                 February 28, 1998      30,000         3.00          90,000
                 June 27, 1999          30,000         2.75          82,500
                                     ---------      -------       ---------

Total                                2,400,580                  $10,421,076
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


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and earnings per share were as follows:



                                2000            1999            1998
                                ----            ----            ----
                             (Restated)      (Restated)

Net income as reported        $318,510        $338,981        $692,266
Net income-pro forma           299,813         315,253         623,266
Income per common share -
   as reported                $  .18          $    .19        $   .39
Income per common shares -
   pro forma                  $  .17          $    .18        $   .35
Weighted average fair value of
   options granted during
   the year                   $ 2.73          $   1.76        $  2.53

     These pro forma calculations only include the effects of 2000, 1999, and 1998 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.


3.      DEBT OBLIGATIONS

        Debt obligations consisted of the following:

                                                December 31,      December 31,
                                                   2000               1999
                                                   ----               ----

Line of credit with interest at prime
plus 1/4 percent;  interest payable
monthly, maturing on July 30, 2001,
collateralized by accounts receivable and
inventory of the Company  ($3,280,226 available
at December 31,2000).                           $1,719,774        $2,262,189

First National Bank first deed of trust
on the Shelby facilities.  Payable in monthly
installments of $24,088 including interest
(7 1/2 percent) through March of 2013.  The term
of the loan is fifteen years, callable after
five years and guaranteed by the President.      2,101,892         2,209,767

Promissory note payable with interest at 8
percent, payable in two annual installments
through July 30, 2000.  Collateralized by
letter of credit at Branch Banking & Trust.        -----             100,000

Promissory note payable with interest at 6
percent, payable in monthly installments
through October 1, 2003.                            91,055           118,225
                                                ----------       -----------
                                                 3,912,721         4,690,181
Current portion                                  1,858,485         2,500,465
                                                ----------       -----------
Long term portion                               $2,054,236        $2,189,716
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


4.      COMMITMENTS AND CONTINGENCIES

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


5.      INCOME TAXES

     Temporary differences between income for financial reporting purposes and tax reporting purposes relate primarily to accounting methods for inventory costs, revenues earned, accrued and prepaid expenses and reserves, depreciation and compensation expense rewarded for warrants issued.

     For the years presented, the expense (benefit) for income taxes from continuing operations consisted of the following.

                                   December 31,    December 31,    December 31,
                                      2000             1999            1998
                                      ----             ----            ----
                                   (RESTATED)       (RESTATED)
Current                             $240,000         $355,000           -----

Deferred
   Federal                            (4,000)         (68,000)        (130,300)
   State and Local                     2,000           (6,000)         (15,200)
                                   ----------       ----------      -----------
Net deferred expense (benefit)        (2,000)         (74,000)        (145,500)

Net deferred expense (benefit)
  for taxes                         $238,000         $281,000        $(145,500)
                                   ==========       ==========       ==========

     For the years presented, a reconciliation of income taxes from continuing operations based upon the application of the federal statutory tax rate is as follows:


                                    December 31,    December 31,   December 31,
                                        2000            1999            1998
                                        ----            ----            ----
Income tax expense (benefit) at
        statutory rate               $218,000         $238,000      $(145,700)
Goodwill amortization                  13,000           13,000         13,650
State taxes net of federal benefit     26,000           26,000        (15,300)
Other                                 (19,000)          (4,000)         1,850
                                     ---------        --------       ---------
       Total income tax expense
          (benefit)                  $238,000         $281,000      $(145,500)

The components of net deferred taxes are as follows:

                                      December 31,              December 31,
                                         2000                       1999
                                         ----                       ----
Assets:
   Inventory costs capitalized
      for tax purposes                 $68,000                     $68,000
   Accruals and reserves to be expensed as paid for
       tax purposes                     34,000                      34,000
                                      --------                    --------
Deferred tax assets, current           102,000                     102,000


Liabilities:
   Warrant compensation cost            26,000                      12,000
                                      --------                    --------
   Excess of tax over financial accounting depreciation
       and amortization               (545,775)                   (533,775)
                                      ---------                   --------
Deferred tax liability, long-term     (519,775)                   (521,775)
                                      ---------                   --------

Net deferred tax liability           $(417,775)                  $(419,775)
                                     ==========                  ==========

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


                                                December 31,

                                        2000                    1999


Income available to common
stockholders used in basic EPS
and diluted EPS                          $318,510                $338,981
                                         ========                ========

Weighted average number
of common shares used in
Basic EPS                               1,782,237               1,783,200


Effect of dilutive securities:
   Stock options and warrants             190,163                  43,242
                                        ---------               ---------

Weighted number of common
Shares and dilutive potential
Common stock used in diluted
EPS                                     1,972,400               1,826,442
                                        =========               =========


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

     For the year ended December 31, 1998, the impact of the extraordinary gain on basic and diluted earnings (loss) per share was as follows:


                                                Basic           Diluted
Loss before extraordinary gain  $(237,734)      $(.13)          $(.13)
Extraordinary gain on retirement
   of debt (less income taxes
   of $570,000)                   930,000         .52             .52
                                ---------       -------          ------
Net income                      $ 692,266       $ .39           $ .39


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

10.     QUARTERLY RESULTS (Unaudited)

     Summary data relating to the results of operations for each quarter of the years ended December 31, 2000 and 1999 follows (in thousands except per share amounts):

                                        Three Months Ended
                       Mar. 31         Jun. 30         Sept. 30        Dec. 31
-------------------------------------------------------------------------------
                      (Restated)     (Restated)       (Restated)      (Restated)

Fiscal year 2000
  Net Revenue           $5,243          $5,355          $4,551          $8,397
  Gross profit           2,507           2,529           2,228           3,646
  Income (loss) from
    continuing operations   37              40            (253)          1,035
  Net income (loss)        (16)            (16)           (203)            554
  Income (loss) from
    continuing operations
    per common share
      Basic             $  .02          $  .02           $(.14)          $ .58
      Diluted           $  .02          $  .02           $(.14)          $ .51
  Net income
     Basic              $ (.01)         $ (.01)          $(.11)          $ .31
     Diluted            $ (.01)         $ (.01)          $(.11)          $ .28

Fiscal year 1999
  Net Revenue           $5,966          $5,869          $4,268          $8,095
  Gross profit           2,942           2,586           2,010           3,343
  Income (loss) from
    continuing operations  575              37            (356)            737
  Net income (loss)        284             (30)           (274)            360
  Basic and diluted
    income (loss) from
    continuing operations
    per common share    $  .32          $  .02          $ (.20)         $  .41
  Net income
     Basic              $  .16          $ (.01)         $ (.15)         $  .20
     Diluted            $  .16          $ (.01)         $ (.15)         $  .20
------------------------------------------------------------------------------

11.     PRIOR PERIOD ADJUSTMENT

     The financial statements and related notes have been restated to reflect compensation expense, net of tax for warrants issued to R.L. Renck and Co., Inc. for the years ended December 31, 2000 and 1999. The impact to the financial statements is as follows:

                                  2000                          1999
                        As filed        Restated        As filed      Restated
                        --------        --------        --------      --------
Operating Income        $894,369        $858,369        $1,022,873    $992,359
Net income              $340,994        $318,510        $  357,495    $338,981
Earnings Per Share:
  Basic                  $  0.19         $  0.18         $  0.20       $  0.19
  Diluted                $  0.17         $  0.16         $  0.20       $  0.19


Deferred tax liability  $545,775        $519,775        $533,775       $521,775
Capital in excess  of
    Par value         $6,417,586      $6,484,584      $6,417,586     $6,448,100
Retained earnings
  (deficit)             $143,103        $102,105       $(197,891)     $(216,405)






                                  SCHEDULE II

                 Valuation and Qualifying Accounts and Reserves
              for the years ended December 31, 2000, 1999 and 1998



                                  Additions
                               -----------------------
                                          Charged to
                     Balance at  Charged to  other                   Balance at
                      Beginning  costs and  accounts-   Deductions-    End of
Description           of period   expenses  describe      describe     period
-------------------------------------------------------------------------------
2000 Inventory Reserve   90,656    200,000      0       200,000(1)      90,656
1999 Inventory Reserve   90,656     85,000      0        85,000(1)      90,656
1998 Inventory Reserve  260,656     30,000      0       200,000(1)      90,656

(1)  Slow moving inventory identified in reserve sold at net realizable value.