Form 10-Q/A
period 2001-06-30
CASCO INTERNATIONAL INC
filed 2001-11-14
CIK 1026792

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

                           CASCO INTERNATIONAL, INC.
                           -------------------------
             (Exact Name of Registrant as specified in its charter)

             Delaware                                   56-0526145
            ----------                                 ------------
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

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of August 13, 2001 was $3,388,695 (computed by reference to the average bid and asked prices of such shares on such date).

Number of Common Shares, each with $0.01 par value, of the Registrant outstanding as of date: August 10, 2001: 1,774,186 Common Shares.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                       June 30, 2001 and December 31, 2000


                 ASSETS                                2001             2000
                                                      ---------      ----------
                                                      (RESTATED)     (RESTATED)
                                                     (unaudited)
Current Assets:

     Cash ........................................ $  1,273,922    $      4,551
     Accounts receivable .........................    2,590,759       4,955,595
     Inventory ...................................    3,898,834       4,316,076
     Prepaid expenses ............................    1,050,792         959,623
     Deferred tax asset ..........................      102,000         102,000
                                                      ---------      -----------

                 Total current assets ............    8,916,307      10,337,845

Buildings and equipment:
     Buildings ...................................    2,657,263       2,657,263
     Equipment ...................................    3,595,241       3,537,335
                                                      ---------      -----------
                                                      6,252,504       6,194,598
     Less accumulated depreciation ...............   (3,434,974)     (3,137,550)
                                                      ---------      -----------
                                                      2,817,530       3,057,048
Land .............................................      111,468         111,468
                                                      ---------      -----------
                 Total property and equipment, net    2,928,998       3,168,516

Other assets:

     Cost in excess of net assets acquired, net of
     accumulated amortization of $683,297 and
     $615,471 respectively .......................    2,202,772       2,270,598
Other ............................................      777,233         767,167
                                                      ---------      -----------
                                                      2,980,005       3,037,765
                                                     ----------      -----------
TOTAL ASSETS ..................................... $ 14,825,310    $ 16,544,126
                                                     ==========      ===========


    The accompanying notes are an integral part of the financial statements.


                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                       June 30, 2001 and December 31, 2000


     LIABILITIES AND STOCKHOLDERS' EQUITY               2001            2000
                                                     ---------       ----------
                                                    (RESTATED)        (RESTATED)
                                                    (unaudited)
Liabilities:
     Accounts payable ............................      325,501    $    488,726
     Short-term debt obligations .................      146,919       1,858,485
     Accrued liabilities .........................      239,985         329,858
     Advanced deposits-current ...................    2,615,550       2,615,550
     Accrued taxes payable .......................         --           125,000
                                                     ----------      -----------
                 Total current liabilities .......    3,327,955       5,417,619
                                                     ----------      -----------

Long-term debt ...................................    1,985,904       2,054,236
Advanced deposits-noncurrent .....................    2,151,805       1,966,003
Deferred tax liability ...........................      592,375         519,775
                                                     ----------      -----------

Total Liabilities ................................    8,058,039       9,957,633
Commitments and contingencies ....................         --              --

Stockholders' equity:
     Preferred Shares:  $.01 par value; authorized
       300,000 shares; none issued and outstanding         --              --
     Common Shares par value $.01, authorized
       5,000,000, issued 1,783,200 ...............       17,832          17,832
     Capital in excess of par value ..............    6,502,584       6,484,584
     Retained earings (deficit) ..................      264,883         102,105
                                                      ---------      -----------
                                                      6,785,299       6,604,521
     Less treasury stock, at cost 9,014 shares ...      (18,028)        (18,028)
                                                      ---------      -----------

                 Total stockholders' equity ......    6,767,271       6,586,493
                                                     ----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....... $ 14,825,310    $ 16,544,126
                                                     ==========      ===========




    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
      For the three months and the six months ended June 30, 2001 and 2000
                                    Unaudited


                             Three Months                    Six Months
                      -------------------------     ---------------------------
                         2001           2000           2001            2000
                      ---------      ----------     -----------      ----------
                      (RESTATED)     (RESTATED)     (RESTATED)       (RESTATED)

Revenue ........   $  5,292,400    $  5,354,550    $ 10,628,715    $ 10,597,514

Operating costs and expenses:
     Cost of
      goods sold      2,648,418       2,825,687       5,265,585       5,561,638
     Selling, general and
      administrative  2,158,022       2,297,518       4,619,038       4,578,315
     Depreciation and
      amortization      185,881         191,619         375,265         380,594
                      ---------       ---------      ----------     ------------
          Total operating costs and
           expenses   4,992,321       5,314,824      10,259,888      10,520,547

Operating income (loss) 300,079          39,726         368,827          76,967

Other income and (expenses)
     Interest expense . (40,390)        (66,565)        (87,449)       (131,376)
                      ---------       ---------       ---------       ---------
          Total other income and
           (expenses)   (40,390)        (66,565)        (87,449)       (131,376)

Income (loss) before
 income taxes ..        259,689         (26,839)        281,378         (54,409)
Benefit (provision) for
 income taxes ..       (109,300)         11,000        (118,600)         22,400
                     ----------       ---------        ---------       --------
Net Income (loss)  $    150,389    $    (15,839)   $    162,778    $    (32,009)
                     ==========       =========        =========       =========

EARNINGS PER SHARE BASIC
Net Income (loss)  $       0.08    $      (0.01)   $       0.09    $      (0.02)
                     ==========       =========         ========       =========

EARNINGS PER SHARE DILUTIVE
Net Income (loss)  $       0.08    $      (0.01)   $       0.09    $      (0.02)
                     ==========       =========        ========        =========

Weighted average common shares
 outstanding - basic  1,774,186       1,783,200       1,774,186       1,783,200
                     ==========      ==========       =========       ==========
Weighted average common shares
 outstanding -
  dilutive            1,787,341       1,783,200       1,776,137       1,783,200
                     ==========      ==========       =========       ==========

    The accompanying notes are an integral part of the financial statements.


                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000
                                    Unaudited


                                                       2001            2000
                                                      --------       ---------
                                                     (RESTATED)      (RESTATED)

Cash flows from operating activities:
     Net (loss) income .........................   $    162,778    $    (32,009)
     Adjustments to reconcile net (loss) income to cash
        provided by operating activities:
        Depreciation and amortization ..........        375,265         380,594
        Deferred provision (benefit) ...........         72,600         (87,400)
        Warrant compensation expense ...........         18,000          18,000
        Changes in assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable .................      2,364,836       1,931,753
           Inventory ...........................        417,242          98,196
           Prepaid expenses and other assets ...       (111,250)         88,404
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities    (253,098)       (631,812)
           Taxes Payable ..........................    (125,000)       (355,000)
           Advance deposits .......................     185,802         (99,016)
                                                      ---------       ----------
             Total adjustments ....................   2,944,397       1,343,719
                                                      ---------       ----------

Net cash provided by operating activities .........   3,107,175       1,311,710
                                                      ---------       ----------
Cash flows from investing activities:
     Sale of equipment ............................        --              --
     Payments for purchases of property and equipment   (57,906)       (176,208)
                                                      ---------       ----------
Cash used in investing activities ....................  (57,906)       (176,028)


Cash flows from financing activities:
     Proceeds from debt obligation .................  2,195,964       9,738,312
     Principal payments on debt .................... (3,975,862)    (10,879,024)
                                                     -----------     -----------
Cash used in financing activities .................. (1,779,898)     (1,140,712)

Increase (decrease) in cash ....................      1,269,371          (5,030)
Cash, beginning of period ......................          4,551           6,797
                                                     -----------     -----------

Cash, end of period ............................   $  1,273,922    $      1,767
                                                     ===========      ==========
Other Cash Flow Information:
     Cash payments during the year for:
        Interest ...............................   $     79,197    $    146,400
        Income taxes, net of refunds ...........        291,200         420,000



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

OPTIONS

     During the six months ended June 30, 2001, no options were granted under the Company's 2000 Incentive Stock Option Plan. The Company has not declared or paid any cash dividends on the Common Stock.

EARNINGS PER SHARE

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




                        Three Months Ended June 30,    Six Months Ended June 30,
                              2001          2000         2001           2000
                            ---------     --------      -------      ----------
                            (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)

Income (loss) applicable to
common shares ........   $   150,389   $   (15,839)   $   162,778   $   (32,009)
                         ===========    ===========   ===========   ============

Weighted average common
Shares outstanding - basic 1,774,186     1,783,200      1,774,186     1,783,200

Effect of dilutive stock
options ...................   13,155          --            1,951          --
                         -----------    -----------    ----------    -----------

Weighted average shares
outstanding - diluted      1,787,341     1,783,200      1,776,137     1,783,200
                        ============    ===========    ==========     ==========



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

PRIOR PERIOD ADJUSTMENT

The financial statements and related notes have been restated to reflect compensation expense, net of tax for warrants issued to R.L. Renck and Co., Inc. for the three months and six months ended June 30, 2001and 2000. The impact to the financial statements is as follows:

June 30, 2001
                         Three Months Ended               Six Months Ended
                        As filed        Restated        As filed        Restated
                        --------        --------        --------       ---------

Operating Income        $309,079        $300,079        $386,287        $368,827
Net income              $155,389        $150,389        $172,778        $162,778
Earnings Per Share:
  Basic                 $  0.09         $  0.08         $  0.10         $  0.09
  Diluted               $  0.09         $  0.08         $  0.10         $  0.09



June 30, 2000
                          Three Months Ended               Six Months Ended
                        As filed        Restated        As filed        Restated
                        --------        --------        --------        --------

Operating Income       $ 48,726        $ 39,726        $ 94,967        $ 76,967
Net income (loss)      $(10,839)       $(15,839)       $(22,009)       $(32,009)
Earnings (Loss) Per Share:
  Basic                 $  0.00         $ (0.01)        $ (0.01)        $ (0.02)
  Diluted               $  0.00         $ (0.01)        $ (0.02)        $ (0.02)



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

     Selling,  general,  and  administrative  expense for the three months ended
June 30, 2001 approximated $2.16 million, compared to $2.30 million for the three months ended June 30, 2000, a decrease of 6.10% or approximately $139,000. The decrease in selling, general, and administrative expense was principally attributable to the decrease in revenues as well as the Company's decision to outsource its marketing functions. As a percentage of revenues, selling, general and administrative decreased to 40.78% for the three months ended June 30, 2001, from 42.90% for the three months ended June 30, 2000. The 2.12% decrease as a percentage of revenues was principally attributable to the decrease in revenues as well as the Company's decision to outsource its marketing functions, and the elimination of the costs associated with preparations to launch the Company's efulfillment subsidiary in 2000.

     Selling, general, and administrative expense for the six months ended June 30, 2001 approximated $4.62 million, compared to $4.58 million for the six months ended June 30, 2000, an increase of 0.89% or approximately $41,000. As a percentage of revenues, selling, general and administrative increased to 43.46% for the six months ended June 30, 2001, from 43.20% for the six months ended June 30, 2000. The 0.26% increase as a percentage of revenues were principally attributable to the costs associated with the potential merger with Davis Holdings of North Carolina.

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

     Income tax provision was $118,600 for the six months ended June 30, 2001, compared to an income tax benefit of $22,400 for the six months ended June 30, 2000. The provisions for income tax were calculated through the use of estimated income tax rates based upon the income before taxes.


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