Form 10-Q
period 2001-09-30
CASCO INTERNATIONAL INC
filed 2001-11-14
CIK 1026792

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

                    For the quarter ended September 30, 2001
                         Commission File Number 0-21717

                           CASCO INTERNATIONAL, INC.
                           -------------------------
             (Exact Name of Registrant as specified in its charter)

        Delaware                                      56-0526145
        --------                                      ----------
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

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of November 9, 2001 was $3,388,695 (computed by reference to the average bid and asked prices of such shares on such date).

Number of Common Shares, each with $0.01 par value, of the Registrant outstanding as of date: November 9, 2001: 1,774,186 Common Shares.

           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                    September 30, 2001 and December 31, 2000


                 ASSETS                                2001           2000
                                                   ------------    ------------
                                                    (unaudited)
Current Assets:

     Cash ........................................ $  1,263,681    $      4,551

     Accounts receivable .........................    2,573,912       4,955,595

     Inventory ...................................    4,463,516       4,316,076

     Prepaid expenses ............................      995,092         959,623

     Deferred tax asset ..........................      102,000         102,000
                                                    -----------      -----------
                 Total current assets ............    9,398,201      10,337,845

Buildings and equipment:

     Buildings ...................................    2,657,263       2,657,263
     Equipment ...................................    3,640,467       3,537,335
                                                    -----------      -----------
                                                      6,297,730       6,194,598
     Less accumulated depreciation ...............   (3,571,162)     (3,137,550)
                                                    -----------      -----------
                                                      2,726,568       3,057,048
Land .............................................      111,468         111,468
                                                    -----------      -----------

                 Total property and equipment, net    2,838,036       3,168,516

Other assets:
     Cost in excess of net assets acquired, net of
     accumulated amortization of $717,210 and
     $615,471 respectively .......................    2,168,859       2,270,598
Other ............................................      779,752         767,167
                                                    -----------      -----------
                                                      2,948,611       3,037,765
                                                    -----------      -----------
TOTAL ASSETS ..................................... $ 15,184,848    $ 16,544,126
                                                    ===========      ===========


    The accompanying notes are an integral part of the financial statements.



                           CASCO INTERNATIONAL, INC.
                                 BALANCE SHEETS
                      September 30, 2001 and December 31, 2000



LIABILITIES AND STOCKHOLDERS' EQUITY                    2001            2000
                                                   ------------    -------------
                                                    (unaudited)

Liabilities:

     Accounts payable ............................ $  1,061,629    $    488,726
     Short-term debt obligations .................      148,845       1,858,485
     Accrued liabilities .........................      138,972         329,858
     Advanced deposits-current ...................    2,615,550       2,615,550
     Accrued taxes payable .......................         --           125,000
                                                    -----------     ------------
                 Total current liabilities .......    3,964,996       5,417,619
                                                    -----------     ------------
Long-term debt ...................................    1,949,217       2,054,236
Advanced deposits-noncurrent .....................    1,915,079       1,966,003
Deferred tax liability ...........................      557,875         519,775
                                                    -----------     ------------
Total Liabilities ................................    8,387,167       9,957,633
Commitments and contingencies ....................         --              --

Stockholders' equity:
     Preferred Shares:  $.01 par value; authorized
       300,000 shares; none issued and outstanding         --              --
     Common Shares par value $.01, authorized
       5,000,000, issued 1,783,200 ...............       17,832          17,832
     Capital in excess of par value ..............    6,511,584       6,484,584
     Retained earnings ...........................      286,293         102,105
                                                    -----------      -----------
                                                      6,815,709       6,604,521
     Less treasury stock, at cost 9,014 shares ...      (18,028)        (18,028)
                                                    -----------      -----------
                 Total stockholders' equity ......    6,797,681       6,586,493
                                                    -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....... $ 15,184,848    $ 16,544,126
                                                    ===========      ===========


    The accompanying notes are an integral part of the financial statements.


                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
   For the three months and the nine months ended September 30, 2001 and 2000
                                    Unaudited




                               Three Months              Nine Months
                        ------------------------    ---------------------------

                          2001           2000           2001            2000
                        ---------    -----------    ------------    -----------
                                      (RESTATED)                     (RESTATED)


Revenue              $  4,800,633   $  4,551,050   $  15,429,348   $ 15,148,564


Operating costs and expenses:
     Cost of
      goods sold        2,322,357      2,323,023       7,587,942      7,884,661
     Selling, general
      and
      administrative    2,226,028      2,290,980       6,845,066      6,869,295
     Depreciation and
      amortization        175,108        190,531         550,373        571,125
                        ---------      ---------       ---------      ----------
          Total operating
           costs and
           expenses     4,723,493      4,804,534      14,983,381     15,325,081

Operating income (loss)    77,140       (253,484)        445,967       (176,517)

Other income and (expenses)
     Interest expense     (40,230)       (83,233)       (127,679)      (214,609)
                        ---------      ---------      ----------     -----------
          Total other income
           and (expenses) (40,230)       (83,233)       (127,679)      (214,609)

Income (loss) before
 income taxes              36,910       (336,717)        318,288       (391,126)
Benefit (provision) for
 income taxes             (15,500)       135,100        (134,100)       157,500
                        ---------      ---------       ---------      ----------

Net Income (loss)    $     21,410   $   (201,617)  $     184,188   $   (233,626)
                        =========      =========       =========      ==========

EARNINGS PER SHARE BASIC
Net Income (loss)    $       0.01   $      (0.11)  $        0.10   $      (0.13)
                        =========      =========       =========      ==========

EARNINGS PER SHARE DILUTIVE
Net Income (loss)    $       0.01   $      (0.11)  $        0.10   $      (0.13)
                        =========      =========       =========      ==========

Weighted average common shares
 outstanding - basic    1,774,186      1,783,200       1,774,186      1,783,200
                        =========      =========       =========      ==========
Weighted average common shares
 outstanding - dilutive 1,839,294      1,783,200       1,776,201      1,783,200
                        =========      =========       =========      ==========



    The accompanying notes are an integral part of the financial statements.

                            CASCO INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                                    Unaudited

                                                       2001              2000
                                                    -----------     -----------
                                                                      (RESTATED)

   Cash flows from operating activities:
     Net (loss) income .........................   $    184,188    $   (233,626)
     Adjustments to reconcile net (loss) income to cash
        provided by operating activities:
        Depreciation and amortization ..........        550,373         571,125
        Deferred provision (benefit) ...........         38,100        (222,500)
        Warrant compensation expense ...........         27,000          27,000
        Changes in assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable .................      2,381,683       1,978,196
           Inventory ...........................       (147,440)         70,697
           Prepaid expenses and other assets ...        (63,076)        (21,738)
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities     382,017        (647,856)
           Taxes Payable ...........................   (125,000)       (355,000)
           Advance deposits ........................    (50,924)         31,064
                                                     ----------       ----------
             Total adjustments .....................  2,992,733       1,415,988
                                                     ----------       ----------

Net cash provided by operating activities ..........  3,176,921       1,197,362
                                                     ----------       ----------

Cash flows from investing activities:
     Sale of equipment .............................       --              --
     Payments for purchases of property and equipment  (103,132)       (288,481)
                                                     ----------       ----------
Cash used in investing activities ...................  (103,132)       (288,481)

Cash flows from financing activities:
     Proceeds from debt obligation .............     13,962,517      13,962,517
     Principal payments on debt ................    (15,777,176)    (14,873,128)
                                                    -----------      -----------
Cash used in financing activities ..............     (1,814,659)       (910,611)

Increase (decrease) in cash ....................      1,259,130          (1,730)
Cash, beginning of period ......................          4,551           6,797
                                                     ----------      -----------

Cash, end of period ............................   $  1,263,681    $      5,067
                                                     ==========       ==========
Other Cash Flow Information:
     Cash payments during the year for:
        Interest ...............................   $    118,476    $     87,803
        Income taxes, net of refunds ...........        322,200         420,000





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

OPTIONS

     During the nine months ended September 30, 2001, no options were granted under the Company's 2000 Incentive Stock Option Plan. The Company has not declared or paid any cash dividends on the Common Stock.

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




                                Three Months Ended            Nine Months Ended
                                   September 30,                 September 30,
                                2001            2000       2001         2000
                               -------       --------     -------      -------
                                             (RESTATED)               (RESTATED)

Income (loss) applicable to
common shares .............   $    21,410    $ (201,617)  $   184,188 $(233,626)
                                =========     =========    ==========  =========
Weighted average common
Shares outstanding - basic      1,774,186     1,783,200     1,774,186  1,783,200

Effect of dilutive stock
options ...................        65,108          --           2,015       --
                                ---------     ---------     ---------  ---------
Weighted average shares
outstanding - diluted .....     1,839,294     1,783,200     1,776,201  1,783,200

                                =========     =========     =========  =========

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

PRIOR PERIOD ADJUSTMENT

The financial statements and related notes have been restated to reflect compensation expense, net of tax for warrants issued to R.L. Renck and Co., Inc. for the three months and six months ended September 30, 2001and 2000. The impact to the financial statements is as follows:

September 30, 2000
                                Three Months Ended       Nine Months Ended
                                As filed   Restated     As filed    Restated
                              ----------  ---------     --------    ---------
Operating Income (loss)      $(244,484) $  (253,484) $  (149,517) $  (176,517)
Net income (loss) .......... $(196,617) $  (201,617) $  (218,626) $  (233,626)
Earnings (Loss) Per Share:
  Basic .................... $   (0.11) $     (0.11) $     (0.12) $     (0.13)
  Diluted ...................$   (0.11) $     (0.11) $     (0.12) $     (0.13)



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000:

     Revenues for the three months ended September 30, 2001 approximated $4.80 million, compared to $4.55 million in revenues for the three months ended September 30, 2000, an increase of 5.48% or approximately $250,000. The increase is attributable to new customers in the new markets with employed account managers, as well as increased revenues from existing customers.

     Revenues for the nine months ended September 30, 2001 approximated $15.43 million, compared to $15.15 million in revenues for the nine months ended September 30, 2000, an increase of 1.85% or approximately $280,000. The increase is attributable to new customers in the new markets with employed account managers, as well as increased revenues from existing customers.

     Cost of goods sold for the three months ended September 30, 2001 approximated $2.32 million, compared to approximately $2.32 million for cost of goods sold for the three months ended September 30, 2000. As a percentage of revenues, cost of goods sold decreased to 48.38% for the three months ended September 30, 2001, from 51.04% for the three months ended September 30, 2000. The 2.67% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to the Company's decision to implement yearly price increases to existing customers, as well as an increase in the number of new accounts sold at the current price level and the continued exiting of low margin custom accounts.

     Cost of goods sold for the nine months ended September 30, 2001 approximated $7.59 million, compared to approximately $7.88 million for cost of goods sold for the nine months ended September 30, 2000, a decrease of 3.76% or approximately $290,000. The decrease in cost of goods sold was attributable to the increase in the number of new accounts sold at the current price level and the continued exiting of low margin custom accounts. As a percentage of revenues, cost of goods sold decreased to 49.18% for the nine months ended September 30, 2001, from 52.05% for the six months ended September 30, 2000. The 2.87% decrease in the cost of goods sold, as a percentage of revenues was principally attributable to the Company's decision to implement yearly price increases to existing customers, as well as an increase in the number of new accounts sold at the current price level and the continued exiting of low margin custom accounts.

     Selling, general, and administrative expense for the three months ended September 30, 2001 approximated $2.23 million, compared to $2.29 million for the three months ended September 30, 2000, a decrease of 2.84% or approximately $65,000. The decrease in selling, general, and administrative expense was principally attributable to the Company's decision to outsource its marketing functions and the reduction of the Company's employed account managers in nonproducing markets. As a percentage of revenues, selling, general and administrative decreased to 46.37% for the three months ended September 30, 2001, from 50.34% for the three months ended September 30, 2000. The 3.97% decrease as a percentage of revenues was principally attributable to the Company's decision to outsource its marketing functions, the elimination of the costs associated with preparations to launch the Company's efulfillment subsidiary in 2000, and the reduction of the Company's employed account managers in nonproducing markets.

     Selling, general, and administrative expense for the nine months ended September 30, 2001 approximated $6.85 million, compared to $6.87 million for the nine months ended September 30, 2000, a decrease of 0.35% or approximately $20,000. As a percentage of revenues, selling, general and administrative decreased to 44.36% for the nine months ended September 30, 2001, from 45.35% for the nine months ended September 30, 2000. The 0.98% decrease as a percentage of revenues were principally attributable to the Company's decision to outsource its marketing functions, the elimination of the costs associated with preparations to launch the Company's efulfillment subsidiary in 2000, and the reduction of the Company's employed account managers in nonproducing markets, offset by the increased costs associated with the potential merger with Davis Holdings of North Carolina.

     Interest expense was approximately $40,000 for the three months ended September 30, 2001, compared to $83,000 for the three months ended September 30, 2000, a decrease of approximately $43,000. For the nine months ended September 30, 2001, interest expense was approximately $128,000 compared to approximately $215,000 for the nine months ended September 30, 2000, a decrease of approximately $87,000. The decrease in interest expense was primarily due to a decreased average balance on the Company's line of credit and the reduction of the Company's long-term debt. The average outstanding debt for the first nine months in 2001 approximated $2.1 million compared to $3.4 million for the first nine months in 2000. Additionally, the average interest rate for the first nine months in 2001 approximated 7.69% compared to approximately 8.32% for the same period in 2000.

     Depreciation and amortization expense was approximately $175,000 for the three months ended September 30, 2001, compared to $191,000 for the three months ended September 30, 2000, a decrease of 8.09% or approximately $15,000. Depreciation and amortization expense was approximately $550,000 and $571,000 for the nine months ended September 30, 2001 and 2000 respectively, a decrease of 3.63% or approximately $21,000.

     Income Tax provision was $15,500 for the three months ended September 30, 2001 compared to an income tax benefit of $135,100 for the three months ended September 30, 2000. Income tax provision was $134,100 for the nine months ended September 30, 2001, compared to an income tax benefit of $145,500 for the nine months ended September 30, 2000. The provisions for income tax were calculated through the use of estimated income tax rates based upon the income before taxes.

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

     The Company anticipates that operating cash flows during the next twelve months, coupled with its ability to borrow under the credit facility, will cover operating expenditures and meet the short-term debt obligations. The Company's credit facility was due and payable in full on July 30, 2001. At September 30, 2001 the Company had 5,000,000 available on it's credit facility. The lender has committed to extending the credit facility until April 15, 2003.

     Current assets decreased approximately $940,000 due mostly from decreases in accounts receivable ($2,382,000) offset by an increase in cash ($1,259,000) and inventory ($147,000). The decrease in accounts receivable is due to the seasonality of sales being greater in the fourth quarter due to holiday sales in November and December. The increase in inventory is due to the build up of inventory for the greater sales in the fourth quarter. Current liabilities decreased approximately $1,453,000 due mostly from decreases in short-term debt obligations ($1,720,000), and taxes payable ($125,000) offset by an increase in accounts payable and accrued liabilities ($382,000). The decrease in short-term debt obligations was due to the pay down of the line of credit from the excess cash generated from operations. The increase in accounts payable was due to the increased inventory purchases.

     Cash increased approximately $1,259,000. Net cash provided from operating activities was approximately $3,177,000. Net cash used in investing activities was approximately $103,000 due to payments for purchases of new information systems equipment and warehouse equipment. Net cash used by financing activities was approximately $1,815,000, which was due to the reduction on the line of credit.

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

CAUTIONARY STATEMENT

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in other sections of this Annual Report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts including, without limitation, its ability to grow through acquisition and strategic alliances and through expanding its current market share and entering new markets, the adequacy of the company's operating cash flows and its ability to borrow under its credit facility to fund its current operations, the Company's expectation with respect to expenditures for property and equipment, and the Company's expectations with respect to the diminished effect of seasonality on its business are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the continued downturn in the U.S. economy and the increase in unemployment; (ii) the competitive conditions that currently exist in the Company's industry, which could adversely impact sales and erode gross margins (many of the Company's competitors are significantly larger and better capitalized than the Company); (iii) restrictions in the Company's loan agreements on the ability of the Company to engage in certain activities, including the payment of dividends and requirements that the Company maintain specified financial ratios, including a minimum capital base, and minimum pretax profits from operations; and (iv) the inability to carry out marketing and sales plans, would have a materially adverse impact on the Company's profitability. The foregoing list should not be construed as exhaustive and the Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

     The Company is exposed to the impact of interest rate changes on its debt obligations. The Company is not exposed to foreign currency exchange rate risk or investment risk.

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term debt obligation line of credit. The interest rate on this line of credit is prime plus 1/4 percent. The prime interest rate at September 30, 2001 was 6.00 percent. The Company's line of credit is renewable and negotiable yearly. The fluctuation of the interest rate may increase interest expense if the prime interest rate increases before the line of credit could be renegotiated to a fixed rate loan.


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

                                            CASCO INTERNATIONAL, INC.
                                            Registrant

Date:   November 9, 2001                    By:   /s/ Jeffrey A. Ross
                                                  ------------------------
                                                      Jeffrey A. Ross
                                                      Principal Financial and
                                                      Accounting Officer